Form 10-Q
period 1993-03-31
RFS HOTEL INVESTORS INC
filed 1996-05-14
CIK 906408

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

  (Mark One)
       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                      Commission File Number 34-0-22164

                           RFS HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                 Tennessee                                 62-1534743
     (State or other Jurisdiction of                    (I.R.S. employer
      Incorporation or Organization                    identification No.)

  889 Ridge Lake Boulevard, Suite 100,                   (901) 767-5154
           Memphis, TN 38120                     (Registrant's Telephone Number
(Address of Principal Executive Offices)              Including Area Code)
              (Zip Code)

                                      n/a
                 (Former address, if changed since last report)

Indicate by check mark whether the Registrant (i) has filed all repor 13 or 15(d) of the Securities Exchange Act of 1934 during the precedi period that the Registrant was required to file such reports), and (i requirements for the past 90 days.

                              X     Yes      No

The number of shares of the Registrant's Common Stock, $.01 par value was 24,294,000.

                           RFS HOTEL INVESTORS, INC.
                                     INDEX

                                                                                                          Form 10-Q
                                                                                                           Report
                                                                                                            Page
                                                                                                            ----
PART I.          FINANCIAL INFORMATION

   ITEM 1.       FINANCIAL STATEMENTS

                 RFS Hotel Investors, Inc.

                 Consolidated Balance Sheets - December 31, 1995 and March 31, 1996                           3

                 Consolidated Statements of Income - For the three months ended                               4
                     March 31, 1995 and 1996

                 Consolidated Statements of Cash Flows - For the three months ended
                     March 31, 1995 and 1996                                                                  5

                 Notes to Consolidated Financial Statements                                                   6

                 RFS, Inc.

                 Balance Sheets - December 31, 1995 and March 31, 1996                                        8

                 Statements of Income - For the three months ended March 31, 1995 and 1996                    9

                 Statements of Cash Flows - For the three months ended March 31, 1995 and 1996

                 Notes to Financial Statements                                                               11

    Item 2.      Management's Discussion and Analysis of Financial Condition and                             12
                     Results of Operations of RFS Hotel Investors, Inc. and RFS, Inc.

PART II.         OTHER INFORMATION

    Item 6.       Exhibits and Reports of Form 8-K                                                           18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                           DECEMBER 31,        MARCH 31,
                                                              1995               1996
                                                           ------------      -----------
                                                                             (unaudited)
ASSETS

Investment in hotel properties, net                        $364,097           $377,638
Cash and cash equivalents                                     2,680              9,946
Accounts receivable-Lessee                                    5,795              6,840
Deferred expenses, net                                        1,579              1,464
Other assets                                                  2,775              2,594
                                                           --------           --------

                                                           $376,926           $398,482
                                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                      $  1,758           $  1,513
Accrued real estate taxes                                     1,660              1,753
Borrowings on line of credit                                 21,850             26,100
Long-term debt                                                8,336              8,325
Minority interest                                             4,509              4,510
                                                           --------           --------
                                                             38,113             42,201
                                                           --------           --------

Commitments and contingencies

Shareholders' equity:
 Preferred Stock, $.01 par value, 5,000,000 shares
  authorized, 973,684  outstanding                                                  10
 Common Stock, $.01 par value, 100,000,000 shares
  authorized, 24,294,000 outstanding                            243                243
 Paid-in capital                                            336,857            354,990
 Undistributed income                                         3,111              2,330
 Unearned directors' and officers' compensation              (1,398)            (1,292)
                                                           --------           --------
     Total shareholders' equity                             338,813            356,281
                                                           --------           --------
                                                           $376,926           $398,482
                                                           ========           ========



                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE          FOR THE
                                                                 THREE MONTHS     THREE MONTHS
                                                                    ENDED            ENDED
                                                                MARCH 31, 1995   MARCH 31, 1996
                                                                --------------   --------------
                                                                 (unaudited)      (unaudited)
Revenue:
  Lease revenue                                                    $ 9,819          $13,268
  Interest income                                                      547               69
                                                                   -------          -------
          Total revenue                                             10,366           13,337
                                                                   -------          -------

Expenses:
  Real estate taxes and property and casualty insurance              1,561            1,461
  Depreciation and amortization                                      2,089            2,650
  Compensation                                                         231              469
  Franchise taxes                                                       50               65
  General and administrative                                           276              308
  Amortization of loan costs                                            63               88
  Loss on sale of hotel property                                                        244
  Interest expense                                                      15              708
                                                                   -------          -------
          Total expenses                                             4,285            5,993
                                                                   -------          -------

Income before allocation to minority interest                        6,081            7,344

Income allocation to minority interest                                 (92)            (108)
                                                                   -------          -------

Net income                                                         $ 5,989          $ 7,236
                                                                   =======          =======

Net income per common and common equivalent share                  $  0.25          $  0.29

Weighted average shares and
  partnership units outstanding                                     24,627           24,653



                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     For the        For the
                                                                   Three Months   Three Months
                                                                     March 31,      March 31,
                                                                       1995           1996
                                                                   ------------   ------------
                                                                   (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                         $ 5,989        $ 7,236
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      2,152          2,738
    Income allocated to minority interest                                 92            108
    Loss on sale of hotel property                                                      244
    Changes in assets and liabilities:
      Accounts receivable-Lessee                                         (93)        (1,067)
      Other assets                                                       (66)            51
      Accounts payable and accrued expenses                              (13)          (152)
                                                                     -------        -------
            Net cash provided by operating activities                  8,061          9,158
                                                                     -------        -------
Cash flows from investing activities:
   Investment in hotel properties                                    (16,729)       (20,027)
   Proceeds from sale of hotel property                                               3,891
   Deposits and prepayments under
       purchase agreements                                              (264)           (10)
  Cash paid for franchise agreements                                    (169)
                                                                     -------        -------
            Net cash used by investing activites                     (17,162)       (16,146)
                                                                     -------        -------
Cash flows from financing activities:
   Borrowings on Credit Line                                                         16,250
   Payments on Credit Line                                                          (12,000)
   Loan fees paid                                                                        (4)
   Net proceeds from issuance of preferred stock                                     18,143
   Payments on long-term debt                                                           (11)
   Distributions to common shareholders                               (6,802)        (8,017)
   Distributions to limited partners                                    (213)          (107)
                                                                     -------        -------
            Net cash provided (used) by financing activities          (7,015)        14,254
                                                                     -------        -------
Net increase (decrease) in cash and cash equivalents                 (16,116)         7,266
Cash and cash equivalents at beginning of period                      45,650          2,680
                                                                     -------        -------
Cash and cash equivalents at end of period                           $29,534        $ 9,946
                                                                     =======        =======

Supplemental disclosures of non-cash investing and financing activities: In 1996, the Partnership applied a deposit of $140 towards the purchase of a hotel.



                    The accompanying notes are an integral
               part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993. The Company has elected to be taxed as a real estate investment trust ("REIT"). The Company is the sole general partner in RFS Partnership, L.P. (the "Partnership") and at March 31, 1996 owned an approximately 98.7% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at March 31, 1996 owned, through the Partnership, 48 hotels (the "Hotels"). RFS Managers, Inc. ("Managers"), a wholly owned subsidiary of the Company, was formed, effective January 1, 1995 to provide management services to the Company.

         These unaudited consolidated financial statements include the accounts of the Company, the Partnership and Managers and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On April 17, 1996, the Company declared a $0.34 dividend on each share of Common Stock outstanding on April, 29 1996. The dividend will be paid on May 15, 1996.

3. ACQUISITIONS AND SALES OF REAL ESTATE. On January 12, 1996, the Partnership acquired a 176-Suite Residence Inn in Sacramento, CA from an unaffiliated party for $14,250. The purchase price was paid with borrowings under the Credit Line.

On March 15, 1996, the Partnership sold a 178-room Ramada Inn in Lexington, KY to an unaffiliated party for $3,891. The purchase price was received in cash.

In March 1996, the Partnership completed the construction of a 30-room addition to the Hampton Inn in Hattiesburg, MS. Construction costs, which approximated $1.6 million, were paid from cash.

4. SUBSEQUENT EVENTS. On April 26, 1996, the Partnership acquired a parcel of land in Sedona, AZ for $1,277. The purchase price was paid with cash.

In April 1996, the Partnership contracted to acquire a 220 room full-service hotel for $16,600. It is anticipated that funds from the Credit Line will be utilized to purchase this hotel.

5. COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share is computed as follows for the three months ended March 31, 1996:

                 Net income before allocation
                       to minority interests                           $  7,344
                 Less preferred stock dividend                              132
                                                                       --------
                                                                       $  7,212
                                                                       ========
                 Weighted average common shares
                       and common stock equivalents
                       outstanding                                       24,653

                 Net income per common share                           $   0.29
                                                                       ========


6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the three months ended March 31, 1995 and 1996 of the Company are presented as if the 48 hotel properties which are owned at March 31, 1996 were owned since on January 1, 1995. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor does it purport to represent the results of operations for future periods. The pro forma effects related to the issuance of preferred stock are not reflected in the following.

                                                                                           1995               1996
                                                                                           ----               ----
         Operating Data:
                 Total revenue                                                           $11,945            $13,343
                 Real estate taxes and casualty insurance                                  1,455              1,455
                 Depreciation and amortization                                             2,726              2,726
                 Compensation                                                                231                469
                 General and administrative                                                  276                308
                 Franchise taxes                                                              50                 65
                 Loss on sale of a hotel property                                                               244
                 Interest expense                                                            740                740
                                                                                         -------            -------
                 Income before allocation to minority interest                             6,467              7,336
                 Less minority interest                                                       85                108
                                                                                         -------            -------
                 Net income applicable to common shareholders                            $ 6,382            $ 7,228
                                                                                         =======            =======
                 Net income per common share                                             $  0.26            $  0.29
                 Weighted average shares and partnership units outstanding                24,653             24,653

RFS. INC.
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,    MARCH 31,
                                                                1995          1996
                                                            ------------  -----------
                                                                          (UNAUDITED)
                                 ASSETS
Current Assets:
  Cash and cash equivalents                                   $ 8,413       $ 8,818
  Short-term investments                                          825           828
  Marketable equity securities                                    538        19,108
  Cash held in escrow
  Receivables:
     Trade (net of an allowance for doubtful
          accounts of $40 and $113, respectively)               2,313         1,304
     RFS Partnership, L.P.
     Other                                                        194           226
  Inventories                                                     188           180
  Prepaid expenses                                                176           172
  Deferred income taxes                                            16            16
                                                              -------       -------
          Total current assets                                 12,663        30,652
                                                              -------       -------
Furniture and equipment, net                                      334           305
Investment in partnerships and joint ventures                     858           858
Related party receivables                                         197           322
Franchise costs, net                                                          2,623
Other assets                                                      114            80
                                                              -------       -------
                                                              $14,166       $34,840
                                                              =======       =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                        $    53
  Accounts payable:
     Trade                                                        925       $   826
     Percentage rent                                            5,795         6,840
  Accrued interest payable                                          4
  Accrued sales tax payable                                     1,102         1,431
  Accrued business combination expenses                           925
  Other accrued expenses                                        4,148         4,950
  Income taxes payable                                            151           600
                                                              -------       -------
          Total current liabilities                            13,103        14,647
                                                              -------       -------
Long-term debt, less current maturities                           619
Deferred income taxes                                              52            52
Net deficit in partnerships and joint ventures                    329           329
Commitments and contingencies
Shareholders' equity:
  Common stock, $1 par value; 1,000 shares
    authorized, 896 shares issued and outstanding                 282           282
  Paid-in capital                                                            18,500
  Unearned employee compensation                                 (211)         (193)
  Unrealized gain of marketable equity securities                  22            92
  Retained earnings (deficit)                                     (30)        1,131
                                                              -------       -------
                                                                   63        19,812
                                                              -------       -------
                                                              $14,166       $34,840
                                                              =======       =======

                    The accompanying notes are an integral
                      part of these financial statements.

RFS, INC.
STATEMENTS OF INCOME
(IN THOUSANDS)

                                                              FOR THE THREE   FOR THE THREE
                                                              MONTHS ENDED    MONTHS ENDED
                                                                MARCH 31,       MARCH 31,
                                                                  1995            1996
                                                              -------------   -------------
                                                               (unaudited)     (unaudited)
Revenue:
  Hotel operations                                               $26,542         $34,294
  Other                                                              251             263
                                                                 -------         -------
                                                                  26,793          34,557
                                                                 -------         -------

Expenses:
  Hotel operating costs and expenses                               7,114           8,824
  General and administrative                                       2,700           3,019
  Franchise costs                                                  1,794           2,317
  Advertising and promotion                                          988           1,231
  Utilities                                                        1,509           1,883
  Repairs and maintenance                                          1,332           1,713
  Management fees                                                    203             184
  Leases, insurance and taxes                                        376             353
  Lease expense                                                    9,819          13,268
                                                                 -------         -------
                                                                  25,835          32,792
                                                                 -------         -------
                                                                     958           1,765

Other income (expense):
  Interest expense                                                   (41)            (11)
  Interest income                                                     76              77
  Depreciation and amortization                                      (22)            (49)
                                                                 -------         -------

          Income before (provision) benefit
           for income taxes                                          971           1,782

(Provision) benefit for income taxes                                 174            (621)
                                                                 -------         -------

          Net income                                             $ 1,145         $ 1,161
                                                                 =======         =======



                    The accompanying notes are an integral
                      part of these financial statements.

RFS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                     FOR THE THREE        FOR THE THREE
                                                                     MONTHS ENDED          MONTHS ENDED
                                                                       MARCH 31,             MARCH 31,
                                                                         1995                   1996
                                                                     -------------        -------------
                                                                     (unaudited)            (unaudited)
Cash flows from operating activities:
  Net income                                                            $1,145                $1,161
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation and amortization                                     22                    49
          Deferred income tax provision                                   (174)
          Loss on disposal of assets
          Changes in assets and liabilities:
              Cash held in escrow                                           10
              Accounts receivable                                         (911)                  995
              Inventories                                                   16                     8
              Prepaid expenses                                             257                     4
              Other assets                                                  18                   (91)
              Accounts payable and accrued expenses                       (400)                1,148
              Income taxes payable                                        (131)                  449
                                                                        ------                ------
                  Net cash provided by operating activities               (148)                3,723
                                                                        ------                ------
Cash flows from investing activities:
  Purchase of preferred  stock                                                               (18,500)
  Payment of franchise costs                                                                  (2,626)
  Cash contributions to partnerships                                       (63)
  Cash distributions from partnerships
  Short-term investments                                                                          (3)
  Capital expenditures                                                     (96)                  (17)
  Repayments from related parties                                           14
  Purchase of marketable equity securities                                (139)
                                                                        ------                ------
                  Net cash used by investing activities                   (284)              (21,146)
                                                                        ------                ------
Cash flows from financing activities:
  Contributed capital                                                                         18,500
  Payments on notes payable                                                (19)                 (672)
  Payment of dividends and distributions to shareholders                    (2)
                                                                        ------                ------
                  Net cash used by financing activities                    (21)               17,828
                                                                        ------                ------
Net increase in cash and cash equivalents                                 (453)                  405
Cash and cash equivalents at beginning of period                         6,994                 8,413
                                                                        ------                ------
Cash and cash equivalents at end of period                              $6,541                $8,818
                                                                        ======                ======


Supplemental disclosures of non-cash activity:
  In 1996, an unrealized gain on marketable equity securities of $70 was recorded.


                    The accompanying notes are an integral
                      part of these financial statements.

                                   RFS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. ORGANIZATION AND PRESENTATION. Effective February 27, 1996, RFS, Inc., (the "Lessee") becoame a wholly owned subsidiary of Doubletree Corporation. It generates substantially all of its revenue from operating and managing leased hotels owned by RFS Partnership, L.P. (the "Partnership"). The Partnership is 98.7% owned by RFS Hotel Investors, Inc. (the "Company").

Each hotel owned by the Partnership (the "Hotels") is separately leased by the Partnership to the Lessee under a lease agreement (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. At March 31, 1996, the Lessee leased 48 hotels from the Partnership. It is anticipated that future hotels acquired by the Partnership will be leased by the Partnership to the Lessee pursuant to Percentage Leases. At March 31, 1996, the Lessee operated 44 of the Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between the Lessee and Alpha Inn Management Company and TMH, Inc.

         These unaudited financial statements of the Lessee have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RFS HOTEL INVESTORS, INC.

BACKGROUND

The Company is the sole general partner of RFS Partnership, L.P. (the "Partnership") and owns an approximately 98.7% interest in the Partnership.
The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. Since the initial public offering, the Company has actively implemented its acquisition strategy. The following chart summarizes information regarding the 48 hotels (the "Hotels") owned at March 31, 1996:

                                                       Number of               Number of
Franchise Affiliation                              Hotel Properties           Rooms/Suites
- ---------------------                              ----------------           ------------
Limited Service Hotels:
     Hampton Inn  . . . . . . . . . . . . . . . . . . . . 15  . . . . . . . . . 1,912
     Comfort Inn  . . . . . . . . . . . . . . . . . . . .  6  . . . . . . . . .   788
     Holiday Inn Express  . . . . . . . . . . . . . . . .  7  . . . . . . . . .   861
                                                          --                    -----
          Sub-total   . . . . . . . . . . . . . . . . . . 28  . . . . . . . . . 3,561
                                                          --                    -----
Full Service Hotels:
     Holiday Inn  . . . . . . . . . . . . . . . . . . . .  6  . . . . . . . . . 1,209
     Independent  . . . . . . . . . . . . . . . . . . . .  1  . . . . . . . . .   119
                                                          --                    -----
     Sub-total  . . . . . . . . . . . . . . . . . . . . .  7  . . . . . . . . . 1,328
                                                          --                    -----
Extended Stay Hotels:
     Residence Inn  . . . . . . . . . . . . . . . . . . . 12  . . . . . . . . . 1,576
     Hawthorn Suites  . . . . . . . . . . . . . . . . . .  1  . . . . . . . . .   220
                                                          --                    -----
          Sub-total   . . . . . . . . . . . . . . . . . . 13  . . . . . . . . . 1,796
                                                          --                    -----
          Total   . . . . . . . . . . . . . . . . . . . . 48  . . . . . . . . . 6,685
                                                          ==                    =====

         The Hotels are located in 22 states. Management believes it is prudent to diversify geographically and among franchise brands.

         To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases the Hotels to RFS, Inc. (the "Lessee") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or
(ii) rent payments based on percentages of the Hotels' revenues. Base rent is paid monthly. Percentage rent is paid quarterly. The Lessee operates 44 Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between the Lessee and Alpha Inn Management Company and TMH, Inc. The Lessee is a wholly owned subsidiary of Doubletree Corporation. The Lessee has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1996 to 1995

Increases in lease revenue for the three months ended March 31, 1996 over 1995 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessee during 1996 and, (ii) increases in average daily rate ("ADR") at the hotels owned throughout both periods.

         At December 31, 1994, the Partnership owned 41 hotels. The Partnership acquired seven hotels during 1995 on the following dates (the number of hotels is indicated in parenthesis following the date): January 4, 1995 (1), March 15, 1995 (1), April 20, 1995 (1), August 8, 1995 (1), October
2, 1995 (1), October 5, 1995 (1), October 18, 1995 (1).  These hotels were owned the entire three months ended March 31, 1996. Additionally, the Partnership acquired a hotel on January 12, 1996.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis assuming all 48 Hotels owned at March 31, 1996 were owned by the Partnership throughout both periods:

                                            Actual                                           Pro Forma
                                            ------                                           ---------
                            1996             1995       % Increase             1996            1995       % Increase
                            ----             ----       ----------             ----            ----       ----------
Occupancy                   73.2%            73.3%         (0.1)               73.7%            74.3%         (0.8)
ADR                       $66.59           $60.57           9.9              $66.93           $62.54           7.0
RevPar                    $48.74           $44.40           9.8              $49.33           $46.48           6.1

         Interest income results, in large part, from the temporary investment of the Company's cash. As cash was used to acquire hotels, interest income has decreased in 1996 over 1995.

         Decreases in real estate taxes and insurance in 1996 over 1995 are due primarily to the fact that an accrual was made in the first three months of 1995 to provide for potential increases in real estate taxes as a result of revaluations by local authorities. No such accrual was made in the first three months of 1996. Management believes that, as of March 31, 1996, adequate provisions for such potential increases have been made.

           Increases in depreciation and amortization in 1996 over 1995 are due to the increased number of hotels owned by the Partnership during 1996 over 1995.

         Increases in compensation expense in 1996 over the same period in 1995 are primarily due to an increased number of employees in 1996 over 1995.

         Interest expense increased in 1996 over 1995 as a result of increased borrowings under the Credit Line to fund the purchase of hotels and the assumption of a promissory note payable in connection with the purchase of a hotel during the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $50 million line of credit (the "Credit Line") which expires on September 8, 1996. The Credit Line may be used to fund working capital requirements and to fund investments in hotel properties. Borrowings under the Credit Line will bear interest at the 90-day LIBOR plus 1.75%. The Credit Line is secured by a first mortgage on 18 hotels (the "Collateral Pool") with a net book value of $125.3 million at March 31, 1996. The Credit Line contains various covenants, including maintenance of debt coverage ratios, as defined, on all debt and all hotels of 3.0:1 and on the Credit Line and Collateral Pool of 2.25:1. The Company must also maintain a minimum net worth in an amount equal to the net worth in its most recent year-end audited financial statements and a minimum operating income, as defined, from the Collateral Pool of $17.5 million. The Company had outstanding borrowings of $26.1 million on the Credit Line at March 31, 1996. The Company is in the process of increasing the Credit Line to $100 million

           The Credit Line contains a term loan option which allows the Company to convert the principal balance outstanding on September 8, 1996, not to exceed $50 million, to a term loan (the "Term Loan"). The Term Loan would bear interest at a fixed rate equal to the 5-year U.S. Treasury Bond yield plus 2-1/2% or a variable rate equal to the lender's floating corporate base rate plus interest, given a 10 year amortization, plus a sixtieth payment of remaining principal plus interest.

         In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The industrial development bonds bear interest at a variable rate which, as of December 31, 1995, was approximately three percent (3%) per annum. Principal is payable in installments of $600 every three years with the next installment due in 1997.

         In connection with the purchase of a hotel in Atlanta, GA, the Partnership assumed a promissory note payable with a principal balance of approximately $5.9 million. The promissory note bears interest at 10.15% and is due in monthly principal and interest installments of $53. The note is due July 1, 1998 and contains a severe prepayment premium.

           On February 27, 1996, the Company issued 973,684 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $18.5 million.

         The Company has budgeted $11.9 million for capital expenditures in 1996 at the 48 hotels owned at March 31, 1996. At March 31, 1996, the Partnership had spent approzimately $4.1 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Credit Line to fund these expenditures. The Company intends to substantially complete these improvements by the end of 1996. The renovations and improvements include replacing such items as carpets and drapes, renovating common areas and hotel exteriors. Pursuant to the Percentage Leases, the Partnership, and therefore the Company is required to fund capital improvements at the Hotels as wall as the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels.

         The Partnership has contracted to acquire from third parties the following hotels upon completion of construction and opening of the hotel and subject to certain terms and conditions:

                                                                NUMBER OF                          ESTIMATED
         FRANCHISE                LOCATION                     ROOMS/SUITES                      PURCHASE PRICE
         ---------                --------                     ------------                      --------------
         Marriott Courtyard       Flint, MI                         102                               $6,300
         Hampton Inn              Plano, TX                         132                                6,900
         Hampton Inn              Houston, TX                       119                                5,900

Completion of the above hotels is expected in the latter half of 1996.

         The Partnership is developing the following hotels:

                                                                NUMBER OF                          ESTIMATED
         FRANCHISE                LOCATION                     ROOMS/SUITES                     DEVELPMENT COSTS
         ---------                --------                     ------------                     ----------------
         Homewood Suites          Chandler, AZ                       83                              $6,400
         Hampton Inn              Chandler, AZ                      101                               5,200
         Homewood Suites          Salt Lake City, UT                 98                               7,800
         Homewood Suites          Plano, TX                          99                               7,700
         Hampton Inn              Sedona, AZ                        117                               7,000

Completion of the above hotels is expected by the first quarter of 1997.

Additionally, the Partnership plans to construct a 42-suite addition to the Residence Inn in Ann Arbor, MI. Construction costs are estimated at $2.8 million. Completion of the addition is expected in the third quarter of 1996.

         In addition to purchasing existing hotel properties at targeted rates of return, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of Common Stock, borrowings under the Credit Line or other securities or borrowings.

         The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its Charter restrictions. The Company's Charter currently limits aggregate indebtedness to 30% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has scheduled a special meeting of shareholders in June 1996 to consider and vote upon an amendment to the Company's charter to delete this aggregate indebtedness limitation. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, may charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company in it's discretion, may approve.

             The Company has filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance from time to time of preferred stock, common stock and depositary shares representing entitlement to all rights and preferences of a fraction of a share of preferred stock of a specified series ("Depositary Shares") in the aggregate amount of up to $250 million.

          The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1996, the Partnership made cash distributions to its partners, including the Company, of $8,124 or $0.33 per Partnership unit, from which the Company made cash distributions to common
shareholders of $8,017, or $0.33 per share.   The Company and the Partnership
utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

FUNDS FROM OPERATIONS

            The National Association of Real Estate Investment Trusts has adopted a new definition of funds from operations ("FFO"). Under the new definition, FFO represents net income excluding gains (or losses) from debt restructuring or sales of properties, plus depreciation of real property and after adjustments for unconsolidated partnerships and joint ventures. Under this new definition, the Company's FFO is computed as follows:

                                                                 1995             1996
                                                                ------           ------
                 Income before allocation
                   to minority interest                        $ 6,081          $ 7,344
                 Add depreciation                                1,958            2,513
                 Add loss on sale of hotel                                          244
                 Less preferred dividend                                            132
                                                               -------          -------
                 FFO                                           $ 8,039          $ 9,969
                                                               =======          =======
                 Weighted average shares and
                 partnership units outstanding                  24,627           24,627
                 FFO per share                                 $  0.33          $  0.40
                                                               =======          =======


RFS, INC.

BACKGROUND

         RFS, Inc. (the "Lessee") leases 48 and operates 44 of the Hotels owned by RFS Partnership, L. P. (the "Partnership").

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1996 to 1995

         Increased revenue from hotel operations in 1996 is due to: (i) an increased number of hotels under leases in 1996 and (ii) increased ADR from the hotels leased during both periods.

           At December 31, 1994, the Lessee leased 41 hotels from the Partenrship. The Partnership acquired and leased to the Lessee seven hotels during 1995 on the following dates (the number of hotels is indicated in parenthesis following the date): January 4, 1995 (1), March 15, 1995 (1), April 20, 1995 (1), August 8, 1995 (1), October 2, 1995 (1), October 5, 1995
(1), October 18, 1995 (1). These hotels were leased to the Lessee the entire three months ended March 31, 1996. Additionally, the Partnership acquired and leased to the Lessee a hotel on January 12, 1996. On a pro forma basis, assuming all 48 hotels leased by the Lessee at March 31, 1996 had been leased by the Lessee since January 1, 1995, ADR increased from $62.54 in 1995 to $66.93 in 1996.

            Hotel operating costs, general and administrative expenses, franchise costs, advertising and promotion, utilities and repairs and maintenance expenses increased in 1996 over 1995 as a result of the increased number of hotels leased by the Lessee under Percentage Leases. Hotel operating costs decreased as a percentage of revenue from hotel operations in 1996 over 1995 principally because certain operating expenses are relatvely fixed in nature and do not increase in proportion to increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Lessee's principal source of liquidity is cash generated by operations. The Lessee and the management companies with which it has contracted must generate sufficient cash flow from the operation of the hotels to meet rent obligations under the Percentage Leases to the Partnership and to provide working capital. Since inception, the Lessee has met rent obligations under the Percentage Leases. Under the Percentage Leases, the Lessee has agreed to maintain a minimum net woth of $15 million and a ratio of debt to net worth of not more than 50%, excluding capitalized leases.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupany rates during the second and third quarters. This seasonality could result in fluctuations in percentage lease obligations to the extent the Lessee pays percentage rent.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - A Form 8-K dated February 27, 1996 describing the issuance of series A preferred stock by the Company, the merger of the Lessee with a wholly owned subsidiary of Doubletree Corporation and related matter, including certian amendments to the Percentage Leases, was filed on March 14, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RFS HOTEL INVESTORS, INC.


   5-10-96                                /s/ Michael J. Pascal
- -------------------------               ----------------------------------------
Date                                    Michael J. Pascal,
                                        Secretary and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


   5-10-96                                /s/ Robert M. Solmson
- -------------------------               ----------------------------------------
Date                                    Robert M. Solmson,
                                        Chairman and Chief Executive
                                        Officer