Form 10-Q
period 1996-06-30
RFS HOTEL INVESTORS INC
filed 1996-08-13
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission File Number 34-0-22164

                           RFS HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                    Tennessee                             62-1534743
          (State or other Jurisdiction of               (I.R.S. employer
          Incorporation or Organization                identification No.)


   889 Ridge Lake Boulevard, Suite 100,
           Memphis, TN  38120                             (901) 767-5154
 (Address of Principal Executive Offices)         (Registrant's Telephone Number
              (Zip Code)                                Including Area Code)

                                      n/a
                 (Former address, if changed since last report)

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                         X      Yes              No


        The number of shares of the Registrant's Common Stock, $.01 par value, outstanding on June 30, 1996 was 24,369,000.

                           RFS HOTEL INVESTORS, INC.
                                     INDEX


                                                                         Form 10-Q
                                                                           Report
                                                                            Page
                                                                         ---------
PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

          RFS Hotel Investors, Inc.

          Consolidated Balance Sheets - December 31, 1995 and June 30,
                1996                                                          3

          Consolidated Statements of Income - For the three months ended
                June 30, 1995 and 1996 and the six months ended
                June 30, 1995 and 1996                                        4

          Consolidated Statements of Cash Flows - For the six months ended
                June 30, 1995 and 1996                                        5

          Notes to Consolidated Financial Statements                          6

          RFS, Inc.

          Balance Sheets - December 31, 1995 and June 30, 1996                9

          Statements of Income - For the three months ended June 30, 1995
                and 1996 and the six months ended June 30, 1995 and 1996     10

          Statements of Cash Flows - For the six months ended June 30,
                1995 and 1996                                                11

          Notes to Financial Statements                                      12

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations of RFS Hotel Investors, Inc.
                and RFS, Inc.                                                14

 Item 4.  Submission of Matters to a Vote of Security Holders                22

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports of Form 8-K                                   23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                     December 31,     June 30,
                                                         1995           1996
                                                     ------------   -----------
                                                                    (unaudited)
                                     ASSETS

    Investment in hotel properties, net                $364,097      $399,089
    Cash and cash equivalents                             2,680         2,691
    Accounts receivable-Lessee                            5,795         9,785
    Deferred expenses, net                                1,579         1,398
    Prepaid and other assets                                574           575
    Escrow deposits                                       2,201         3,457
                                                       --------      --------
                                                       $376,926      $416,995
                                                       ========      ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and accrued expenses              $  1,758      $  1,560
    Accrued real estate taxes                             1,660         2,107
    Borrowings on line of credit                         21,850        42,600
    Long-term debt                                        8,336         8,316
    Minority interest                                     4,509         4,536
                                                       --------      --------
                                                         38,113        59,119
                                                       --------      --------
    Commitments and contingencies

    Shareholders' equity:
      Preferred Stock, $.01 par value, 5,000,000 shares
        authorized, 973,684 outstanding                                    10
      Common Stock, $.01 par value, 100,000,000 shares
        authorized, 24,294,000 and 24,369,000 shares
        outstanding                                         243           244
      Paid-in capital                                   336,857       356,311
      Undistributed income                                3,111         3,763
      Unearned directors' and officers' compensation     (1,398)       (2,452)
                                                       --------      --------
              Total shareholders' equity                338,813       357,876
                                                       --------      --------
                                                       $376,926      $416,995
                                                       ========      ========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     For the Three      For the Three      For the Six       For the Six
                                                      Months Ended       Months Ended     Months Ended      Months Ended
                                                        June 30,           June 30,          June 30,          June 30,
                                                          1995              1996              1995              1996
                                                     -------------      -------------      -----------       -----------
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
    Revenue:
      Lease revenue                                      $12,066           $16,100           $21,885           $29,368
      Interest income                                        303                74               850               143
                                                         -------           -------           -------           -------
              Total revenue                               12,369            16,174            22,735            29,511
                                                         -------           -------           -------           -------
    Expenses:
      Real estate taxes and property
        and casualty insurance                             1,042             1,448             2,603             2,909
      Depreciation                                         2,080             2,627             4,038             5,140
      Amortization of franchise fees
         and unearned compensation                           133               194               264               331
      Compensation                                           224               444               455               913
      Franchise taxes                                         50                65               100               130
      General and administrative                              22               619               298               927
      Loss on sale of hotel property                                                                               244
      Amortization of loan costs                              72                89               135               177
      Interest expense                                        33               701                48             1,409
                                                         -------           -------           -------           -------
              Total expenses                               3,656             6,187             7,941            12,180
                                                         -------           -------           -------           -------

    Income before allocation to
       minority interest                                   8,713             9,987            14,794            17,331

    Income allocation to minority interest                  (111)             (137)             (203)             (245)
                                                         -------           -------           -------           -------

    Net income                                           $ 8,602           $ 9,850           $14,591           $17,086
                                                         =======           =======           =======           =======

    Net income per common and
       common equivalent share                           $  0.35           $  0.39           $  0.60           $  0.68

    Weighted average shares and
      partnership units outstanding                       24,627            24,716            24,627            24,685



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      For the Six     For the Six
                                                                      Months ended    Months ended
                                                                        June 30,        June 30,
                                                                          1995           1996
                                                                      ------------    ------------
                                                                       (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                             $14,591        $17,086
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          4,437          5,648
    Income allocated to minority interest                                    203            245
    Loss on sale of hotel property                                                          244
    Changes in assets and liabilities:
      Accounts receivable-Lessee                                          (2,603)        (4,012)
      Prepaid and other assets                                                95             (1)
      Accounts payable and accrued expense                                    73            249
                                                                         -------        -------
            Net cash provided by operating activities                     16,796         19,459
                                                                         -------        -------
Cash flows from investing activities:
  Investment in hotel properties                                         (27,580)       (44,080)
  Proceeds from sale of hotel property                                                    3,891
  Escrow deposit on acquisition properties                                   (25)        (1,421)
  Cash paid for franchise agreements                                        (364)
                                                                         -------        -------
           Net cash used by investing activites                          (27,969)       (41,610)
                                                                         -------        -------
Cash flows from financing activities:
  Borrowings on Credit Line                                                              32,750
  Payments on Credit Line                                                               (12,000)
  Payments on long-term debt                                                                (20)
  Net proceeds from sale of preferred stock                                              18,143
  Distributions to shareholders                                          (13,847)       (16,434)
  Distributions to limited partners                                         (309)          (218)
  Loan fees paid                                                            (137)           (59)
                                                                         -------        -------
            Net cash provided (used) by financing activities             (14,293)        22,162
                                                                         -------        -------
Net increase (decrease) in cash and cash equivalents                     (25,466)            11
Cash and cash equivalents at beginning of period                          45,650          2,680
                                                                         -------        -------
Cash and cash equivalents at end of period                               $20,184        $ 2,691
                                                                         =======        =======

Supplemental disclosures of non-cash activities:
  In 1996, the Company applied deposits of $140 and $25 towards the purchase of an acquired hotel and land respectively.
  In 1996, the Company issued 75,000 shares of Common Stock to an officer, which at date of issuance, were valued at $17 5/8 per share.



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993. The Company has elected to be taxed as a real estate investment trust ("REIT"). The Company is the sole general partner in RFS Partnership, L.P. (the "Partnership") and at June 30, 1996 owned an approximately 98.7% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at June 30, 1996 owned, through the Partnership, 49 hotels (the "Hotels"). RFS Managers, Inc. ("Managers"), a wholly owned subsidiary of the Company, was formed, effective January 1, 1995 to provide management services to the Company.

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

2. DECLARATION OF DIVIDEND. On July 24, 1996, the Company declared a $0.36 dividend on each share of Common Stock outstanding on August 5, 1996. The dividend will be paid on August 15, 1996.

3. ACQUISITIONS OF REAL ESTATE. On May 30, 1996, the Partnership acquired a 220-room DoubleTree Hotel in Del Mar, CA from an unaffiliated party for $16.6 million. The purchase price was paid with borrowings under the Credit Line.

4. CREDIT LINE. Effective May 29, 1996, the Company increased its Credit Line to $75 million. The Credit Line expires on September 8, 1998. The Credit Line may be used to fund working capital requirements and to fund investments in hotel properties. Borrowings under the Credit Line will bear interest at the 90-day LIBOR (5.62% at June 30, 1996) plus 1.75%. The Credit Line is secured by a first mortgage on 33 hotels (the "Collateral Pool") with a net book value of $238.3 million at June 30, 1996. The Credit Line contains various covenants, including maintenance of debt coverage ratios, as defined, on all debt and all hotels of 3.0:1 and on the Credit Line and Collateral Pool of 2.25:1. The Company must also maintain a minimum net worth in an amount equal to the net worth in its most recent year-end audited financial statements and a minimum operating income, as defined, from the Collateral Pool of approximately $26.3 million. The Company had outstanding borrowings of $42.6 million on the Credit Line at June 30, 1996. The Company is in the process of increasing the Credit Line to $100 million.

The Credit Line contains a term loan option which allows the Company to convert the principal balance outstanding on September 8, 1998, not to exceed $75 million, to a term loan (the "Term Loan"). The Term Loan would bear interest at a fixed rate equal to the 5-year U.S. Treasury Bond yield plus 2-1/2% or a variable rate equal to the lender's floating corporate base rate plus 1%. The Term Loan would be payable over 5 years in 59 equal monthly installments of principal plus interest, given a 10 year amortization, plus a sixtieth payment of remaining principal plus interest.

5. SUBSEQUENT EVENTS. In July 1996, the Partnership acquired a newly-constructed 132-room Hampton Inn in Plano, TX, for $6.8 million from an unaffiliated party. The purchase price was paid with borrowings under the Credit Line.

6. COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share is computed as follows for the three and the six months ended June 30, 1996:

                                        three months        six months
                                            ended              ended
                                       June 30, 1996       June 30, 1996
                                       -------------       -------------
Net income before allocation
   to minority interest                    $ 9,987            $17,331
Less preferred stock dividend                  352                484
                                           -------            -------
                                           $ 9,635            $16,847
                                           =======            =======
Weighted average common shares
   and common stock equivalents
   outstanding                              24,716             24,685

Net income per common share                $  0.39            $  0.68
                                           =======            =======

7. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the six months ended June 30, 1995 and 1996 of the Company are presented as if the 49 hotel properties which are owned at June 30, 1996 were owned since January 1, 1995. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor does it purport to represent the results of operations for future periods. The pro forma effects related to the issuance of preferred stock are not reflected in the following.


                                                          1995           1996
                                                         -------       -------
       Operating Data:
            Total revenue                                $26,402       $30,289
            Real estate taxes and casualty
              insurance                                    2,945         2,945
            Depreciation and amortization                  5,743         5,824
            Compensation                                     455           913
            Franchise taxes                                  100           130
            General and administrative                       298           927
            Loss on sale of a hotel property                               244
            Interest expense                               1,935         1,935
                                                         -------       -------
            Income before allocation to minority
              interest                                    14,926        17,371
            Less minority interest                           197           229
                                                         -------       -------
            Net income                                   $14,729       $17,142
                                                         =======       =======
            Net income per common share                  $  0.60       $  0.68
            Weighted average shares and
              partnership units outstanding               24,685        24,685

RFS, INC.
BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                      December 31,     June 30,
                                                          1995           1996
                                                      ------------   -----------
                                                                     (unaudited)
                                    ASSETS
Cash and cash equivalents                               $ 9,238        $12,156
Accounts receivable, net                                  2,507          1,460
Current portion of notes and other receivables               -              -
Other                                                       364            302
                                                        -------        -------
    Total current assets                                 12,109         13,918
                                                        -------        -------

Notes and other receivables, net of current portion          -           3,000
Investments in partnerships and ventures                   (312)          (312)
Investments in RFS Hotel Investors, Inc.                  1,379         19,884
Leasehold improvements and office equipment, net            334            293
Deferred costs and other assets, net                        311          2,996
                                                        -------        -------
                                                        $13,821        $39,779
                                                        =======        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                   $ 7,100        $ 6,833
Accrued interest payable                                      4             -
Lease payable                                             5,795          9,568
Due to Parent                                                -             511
Income taxes payable                                        151          1,285
                                                        -------        -------
    Total current liabilities                            13,050         18,197
                                                        -------        -------

Notes payable                                               672             -
Deferred income taxes                                        36             36
                                                        -------        -------
                                                         13,758         18,233
                                                        -------        -------

Common stock, no par value; 1,000 shares authorized,
    100 shares issued and outstanding                       282         18,782
Unearned employee compensation                             (211)          (176)
Unrealized gain on marketable securities                     22             26
Retained earnings (accumulated deficit)                     (30)         2,914
                                                        -------        -------
    Total Stockholders' Equity                               63         21,546
                                                        -------        -------
                                                        $13,821        $39,779
                                                        =======        =======




                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS, INC.
INCOME STATEMENTS
(DOLLARS IN THOUSANDS)


                                     For the Three  For the Three   For the Six    For the Six
                                     Months Ended   Months Ended    Months Ended   Months Ended
                                       June 30,        June 30,        June 30,      June 30,
                                         1995            1996           1995           1996
                                     -------------  -------------   ------------   ------------
                                      (unaudited)     (unaudited)    (unaudited)    (unaudited)
Revenues:
   Management and franchise fees        $   116         $    79        $   214        $   115
   Hotel revenues                        30,832          38,431         57,374         72,723
   Other fees and income                    119             504            348            778
                                        -------         -------        -------        -------
   Total Revenues                        31,067          39,014         57,936         73,616
                                        -------         -------        -------        -------

Operating Expenses:
   General & administrative                 984             877          1,994          1,846
   Hotel expenses                        16,525          19,415         31,531         37,956
   Lease expenses                        12,066          15,889         21,885         29,157
   Depreciation and amortization             26              85             48            116
   Interest expense                          23               -             64             11
                                        -------         -------        -------        -------
   Total Operating expenses              29,624          36,266         55,522         69,086
                                        -------         -------        -------        -------

   Income Before Taxes                    1,443           2,748          2,414          4,530

Income tax (expense) benefit                  -            (965)           174         (1,586)
                                        -------         -------        -------        -------
   Net Income                           $ 1,443         $ 1,783        $ 2,588        $ 2,944
                                        =======         =======        =======        =======





















                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS, INC.
STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                          For the Six     For the Six
                                                          Months Ended    Months Ended
                                                              1995            1996
                                                          ------------    ------------
                                                           (unaudited)    (unaudited)

 Cash flows from operating activities:                        $ 2,588        $ 2,944
   Net income
   Adjustments to reconcile net income to net cash
     provided by operations:
      Provision for bad debts                                       -            142
      Depreciation and amortization                                48            116
      Other non-cash expenses                                       -             35
      Deferred income taxes                                      (174)             -
      (Increase) decrease in accounts receivable               (1,304)           905
      (Increase) decrease in other assets                          87            (57)
      Increase in current liabilities                           2,635          5,147
                                                              -------        -------
         Net cash provided by operations                        3,880          9,232
                                                              -------        -------

 Cash flows for investing activities:
      Purchases of furniture and equipment                       (179)           (16)
      Investment in RFS Hotel Investors, Inc.                       -        (18,500)
      Investments in partnerships and ventures                    (96)             -
      Increase in deferred costs and other assets                (357)        (2,626)
      Loans to owners of managed hotels, net                        -         (3,000)
                                                              -------        -------
         Net cash used by investing activities                   (632)       (24,142)
                                                              -------        -------

 Cash flows from financing activities:
      Proceeds from issuance of common stock to Parent              -         18,500
      Payment of dividends and distributions to shareholders     (824)             -
      Principal repayments                                       (807)          (672)
                                                              -------        -------
         Net cash provided (used) by financing activities      (1,631)        17,828
                                                              -------       --------

 Net increase in cash and cash equivalents                      1,617          2,918
 Cash and cash equivalents at beginning of year                 6,994          9,238
                                                              -------        -------
 Cash and cash equivalents at end of year                     $ 8,611        $12,156
                                                              =======        =======








                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                   RFS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1. ORGANIZATION AND PRESENTATION. Effective February 27, 1996, RFS, Inc., (the "Lessee") became a wholly owned subsidiary of DoubleTree Corporation. It generates substantially all of its revenue from operating and managing leased hotels owned by RFS Partnership, L.P. (the "Partnership"). The Partnership is 98.7% owned by RFS Hotel Investors, Inc. (the "Company").

     Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to the Lessee under a lease agreement (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. At June 30, 1996, the Lessee leased 48 hotels from the Partnership. It is anticipated that future hotels acquired by the Partnership will be leased by the Partnership to the Lessee pursuant to Percentage Leases. At June 30, 1996, the Lessee operated 44 of the Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between the Lessee and Alpha Inn Management Company and TMH, Inc. Additionally, the Lessee manages 11 hotels for unrelated entities of the Company.

     These unaudited financial statements of the Lessee have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

2. INVESTMENT IN RFS HOTEL INVESTORS, INC. The Lessee purchased 973,684 shares of the Company's convertible preferred stock for $19 per share or $18,500.
This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock will pay a fixed annual dividend of $1.45 per share and is convertible on a one-for-one share basis at the end of seven years.

3. NOTES AND OTHER RECEIVABLES. In June 1996, the Lessee obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with obtaining these contracts, the Lessee loaned $3,000 to the owners, principally for renovations. The loan bears interest at 10% and is repayable as follows:

                        $300,000 on December 31, 1998
                        $600,000 on December 31, 1999
                        $300,000 on December 31, 2000
                      $1,800,000 on December 31, 2001

4. DEFERRED COSTS AND OTHER ASSETS. At June 30, 1996, deferred costs and other assets primarily consist of franchise application fees paid to the franchisors in connection with the Acquisition of the Lessee by DoubleTree Corporation. These costs are being amortized over the lives of the franchise agreements. Accumulated amortization at June 30, 1996 is $60.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RFS HOTEL INVESTORS, INC.

BACKGROUND

The Company is the sole general partner of RFS Partnership, L.P. (the "Partnership") and owns an approximately 98.7% interest in the Partnership.
The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 49 hotels (the "Hotels") owned at June 30, 1996:


                                          Number of      Number of
           Franchise Affiliation      Hotel Properties  Rooms/Suites
           ---------------------      ----------------  ------------
           Limited Service Hotels:
                 Hampton Inn                15              1,953
                 Comfort Inn                 6                787
                 Holiday Inn Express         7                861
                                            --              -----
                       Sub-total            28              3,601
                                            --              -----
           Full Service Hotels:
                 Holiday Inn                 6              1,206
                 DoubleTree                  1                220
                 Independent                 1                115
                                            --              -----
                       Sub-total             8              1,541
                                            --              -----
           Extended Stay Hotels:
                 Residence Inn              12              1,575
                 Hawthorn Suites             1                220
                                            --              -----
                       Sub-total            13              1,795
                                            --              -----
                       Total                49              6,937
                                            ==              =====


     The Hotels are located in 22 states. Management believes it is prudent to diversify geographically and among franchise brands.

     To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases 48 Hotels to RFS, Inc., a wholly-owned subsidiary of DoubleTree Corporation, and one hotel to another wholly-owned subsidiary of DoubleTree Corporation (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is paid monthly. Percentage rent is paid quarterly. The Lessees operate 45 Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between the RFS, Inc. and Alpha Inn Management Company and TMH, Inc. RFS, Inc. has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1996 to 1995 and Six Months Ended June 30, 1996 to 1995

Increases in lease revenue for the three months ended June 30, 1996 over 1995 and the six months ended June 30, 1996 over 1995 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1996 periods, (ii) increases in average daily rate ("ADR") at the hotels owned throughout both periods, and, (iii) to a lesser extent, increases in occupancy at the hotels owned throughout both periods.

     At December 31, 1994, the Partnership owned 41 hotels. The Partnership acquired seven hotels during 1995 on the following dates (the number of hotels is indicated in parenthesis following the date): January 4, 1995 (1), March 15, 1995 (1), April 20, 1995 (1), August 8, 1995 (1), October 2, 1995 (1),
October 5, 1995 (1), October 18, 1995 (1). These hotels were owned the entire six months ended June 30, 1996. Additionally, the Partnership acquired a hotel on January 12, 1996, and a hotel on May 30, 1996.

     The following table shows statistical data regarding the Hotels on an actual and a pro forma basis assuming all 49 Hotels owned at June 30, 1996 were owned by the Partnership throughout both periods:


                                       for the three months ended June 30, 1996
                    -------------------------------------------------------------------------------
                               Actual                                    Pro Forma
                    ------------------------------------      -------------------------------------
                     1996         1995        % Increase      1996          1995         % Increase
                    ------        ------      ----------      ------        ------       ----------
Occupancy            81.0%         80.0%           1.0         80.9%         79.5%           1.4
ADR                 $68.58        $61.72          11.1        $68.69        $64.14           7.1
RevPAR              $55.52        $49.40          12.4        $55.56        $51.01           8.9

                                        for the six months ended June 30, 1996
                    -------------------------------------------------------------------------------
                               Actual                                    Pro Forma
                    ------------------------------------      -------------------------------------
                     1996         1995        % Increase      1996          1995         % Increase
                    ------        ------      ----------      ------        ------       ----------
Occupancy            77.0%         76.7%           0.3         77.3%         76.8%           0.5
ADR                 $67.58        $61.19          10.4        $67.89        $63.49           6.9
RevPar              $52.06        $46.92          10.9        $52.47        $48.73           7.7


     Interest income results, in large part, from the temporary investment of the Company's cash. As cash was used to acquire hotels, interest income has decreased in 1996 over 1995.

     Increases in real estate taxes and property taxes and casualty insurance and depreciation in 1996 over 1995 are due to the increased number of hotels owned by the Partnership during 1996 over 1995.

     Increases in amortization of franchise fees and unearned compensation are due to increased amortization of unearned compensation as a result of a grant of restricted stock to the newly appointed president of the Company in the second quarter of 1996.

     Increased general and administrative expenses in 1996 over 1995 is due to increased professional fees and travel expenses incurred in the three months ended June 30, 1996, as well as the reversal of accruals which management believed were needed at December 31, 1994, in the three months ended June 30, 1995. The increased costs were primarily related to potential acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $75 million line of credit (the "Credit Line") which expires on September 8, 1998. The Credit Line may be used to fund working capital requirements and to fund investments in hotel properties. Borrowings under the Credit Line will bear interest at the 90-day LIBOR (5.62% at June 30, 1996) plus 1.75%. The Credit Line is secured by a first mortgage on 33 hotels (the "Collateral Pool") with a net book value of $238.3 million at June 30, 1996. The Credit Line contains various covenants, including maintenance of debt coverage ratios, as defined, on all debt and all hotels of 3.0:1 and on the Credit Line and Collateral Pool of 2.25:1. The Company must also maintain a minimum net worth in an amount equal to the net worth in its most recent year-end audited financial statements and a minimum operating income, as defined, from the Collateral Pool of approximately $26.3 million. The Company had outstanding borrowings of $42.6 million on the Credit Line at June 30, 1996. The Company is in the process of increasing the Credit Line to $100 million.

     The Credit Line contains a term loan option which allows the Company to convert the principal balance outstanding on September 8, 1998, not to exceed $75 million, to a term loan (the "Term Loan"). The Term Loan would bear interest at a fixed rate equal to the 5-year U.S. Treasury Bond yield plus 2-1/2% or a variable rate equal to the lender's floating corporate base rate plus 1%. The Term Loan would be payable over 5 years in 59 equal monthly installments of principal plus interest, given a 10 year amortization, plus a
sixtieth payment of remaining principal plus interest.             .

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

     On February 27, 1996, the Company issued 973,684 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $18.5 million.

     The Company has budgeted $11.9 million for capital expenditures in 1996 at 48 of the 49 hotels owned at June 30, 1996. At June 30, 1996, the Partnership had spent approximately $6.8 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Credit Line to fund these expenditures. The Company intends to substantially complete these improvements by the end of 1996. The renovations and improvements include replacing such items as carpets and drapes, renovating common areas and hotel exteriors. Pursuant to the Percentage Leases, the Partnership, and therefore the Company is required to fund capital improvements at the Hotels as wall as the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels.

     The Partnership acquired a 132-room Hampton Inn in Plano, TX for $6.8 million in July 1996. The purchase price was paid with borrowings under the Credit Line.

     The Partnership has contracted to acquire from third parties the following hotels upon completion of construction and opening of the hotel and subject to certain terms and conditions:

                                              NUMBER OF        ESTIMATED
     FRANCHISE             LOCATION          ROOMS/SUITES    PURCHASE PRICE
     ---------             --------          ------------    --------------
     Marriott Courtyard    Flint, MI             102          $6.3 million
     Hampton Inn           Houston, TX           119          $5.9 million


Completion of the above hotels is expected in the latter half of 1996.

     The Partnership is developing the following hotels:

                                              NUMBER OF          ESTIMATED
     FRANCHISE             LOCATION          ROOMS/SUITES    DEVELOPMENT COSTS
     ---------             --------          ------------    -----------------
     Homewood Suites       Chandler, AZ           83           $6.4 million
     Hampton Inn           Chandler, AZ          101           $5.2 million
     Homewood Suites       Salt Lake City, UT     98           $7.8 million
     Homewood Suites       Plano, TX              99           $8.0 million
     Hampton Inn           Sedona, AZ             56           $4.6 million
     Marriott Courtyard    Crystal Lake, MI       90           $6.0 million


Completion of the above hotels is expected by the end of the third quarter of 1997. Additionally, the Partnership plans to construct a 42-suite addition to the Residence Inn in Ann Arbor, MI. Construction costs are estimated at $3.3 million. Completion of the addition is expected in the first quarter of 1997.

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

     The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. In June 1996, the Company's shareholders approved an amendment to the Company's charter to delete the charter limitation on indebtedness. Although the Company no longer has any charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, may charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company in it's discretion, may approve.

     The Company has filed a Shelf Registration Statement on Form S-3 (the "Shelf") with the Securities and Exchange Commission for the issuance from time to time of preferred stock, common stock and depositary shares representing entitlement to all rights and preferences of a fraction of a share of preferred stock of a specified series ("Depositary Shares") in the aggregate amount of up to $250 million. The Shelf became effective July 30, 1996.

     The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1996, the Partnership made cash distributions to its partners, including the Company, of $16,520 or $0.67 per Partnership unit, from which the Company made cash distributions to common shareholders of $16,302, or $0.67 per share. The Company also made a cash distribution to the preferred shareholder of $132, or $0.3625 per share which represents the pro rata quarterly distribution from February 27, 1996 (date of issuance) through March 31, 1996. The Company and the Partnership utilized available cash to fund such distributions.

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


                                        for the three               for the six
                                         months ended               months ended
                                           June 30                    June 30
                                      -------------------        --------------------
                                       1995        1996            1995         1996
                                      -------     -------         -------     -------
     Income before allocation
       to minority interest           $ 8,713     $ 9,987         $14,794     $17,331
     Add depreciation                   2,080       2,627           4,038       5,140
     Add loss on sale of hotel                        244                         244
     Less preferred dividend                         (352)                       (484)
                                      -------     -------         -------     -------
     FFO                              $10,793     $12,262         $18,832     $22,231
                                      =======     =======         =======     =======
     Weighted average shares and
       partnership units outstanding   24,627      24,716          24,627      24,685
     FFO per share                    $  0.44     $  0.50         $  0.76     $  0.90
                                      =======     =======         =======     =======


RFS, INC.

BACKGROUND

RFS, Inc. (the "Lessee") leases 48 and operates 44 of the Hotels owned by RFS Partnership, L.P. (the "Partnership").

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1996 with Three Months Ended June 30, 1995

     Total revenues increased $7.9 million or 25% to $39.0 million for the three months ended June 30, 1996 compared to $31.1 million for the three months ended June 30, 1995. The increase in hotel revenues of $7.6 million was attributable to the net addition of four leased properties as compared to the 1995 period and an increase of approximately $7 in average daily rate to $55 and an almost one percentage point increase in occupancy to 81%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased $0.9 million or 40% from $2.2 million to $3.1 million reflecting the improved operating performance of the hotels offset by increased lease payments to the lessor attributable to increased revenues.

     Other fees and income increase $0.4 million principally attributable to interest income on invested cash balances and dividend income generated from the investment in the convertible preferred stock of the Company.

     General and administrative expenses decreased 11% or $0.1 million primarily due to a reduction in headcount attributable to the acquisition of RFS, Inc. by DoubleTree Corporation in February 1996. The increase in depreciation and amortization reflects the amortization of the franchise application fees paid in connection with the acquisition.

     The provision for income taxes reflects a 35% effective tax rate for the three months ended June 30, 1996 compared to no provision in 1995. Prior to its acquisition by DoubleTree Corporation, RFS, Inc. was a Subchapter S Corporation, and generally was not subject to income taxes. Had RFS, Inc. been included in the consolidated income tax returns of DoubleTree Corporation in 1995, the provision for income taxes for the three months ended June 30, 1996 would have been $0.5 million.

     Net income for the three months ended June 30, 1996 was $1.8 million compared to $1.4 million in 1995. With a normalized effective tax rate for 1995, net income would have increased $0.9 million to $1.8 million or 100%.

Comparison of Six Months Ended June 30, 1996 with Six Months Ended June 30,
1995

     Total revenues increased $15.7 million or 27% to $73.6 million for the six months ended June 30, 1996 compared to $57.9 million for the six months ended June 30, 1995. The increase in hotel revenues was attributable to the net addition of four leased properties as compared to the 1995 period and an increase of in excess of $6 in average daily rate to $52 and a nominal increase in occupancy to 77%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased $1.7 million or 42% from to $5.6 million reflecting the improved operating performance of the hotels offset by increased lease payments to the lessor attributable to increased revenues.

     Other fees and income increased $0.4 million principally attributable to interest income on invested cash balances and dividend income generated from the investment in the convertible preferred stock of the Company.

     General and administrative expenses decreased 7% or $0.1 million primarily due to a reduction in headcount. The increase in depreciation and amortization reflects the amortization of the franchise application fees paid in connection with the acquisition.

     The provision for income taxes reflects a 35% effective tax rate for the six months ended June 30, 1996 compared to a benefit of $0.2 million in 1995 resulting from the change to Subchapter S Corporation status. Had RFS, Inc. been included in the consolidated tax returns of

DoubleTree Corporation in 1995, the provision for income taxes for the six months ended June 30, 1996 would have been $0.8 million compared to a benefit of $0.2 million.

     Net income for the six months ended June 30, 1996 was $2.9 million compared to $2.6 million in 1995. With a normalized effective tax rate for 1995, net income would have increased $1.4 million to $2.8 million or 88%.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1996, RFS, Inc. generated cash flow from operations of $9.2 million as compared to $3.9 million for the comparable period of 1995. The increase was principally attributable to an increase in the lease payment due to the Lessor which is paid on a quarterly basis in arrears. Offsetting the cash generated from operations was the utilization of $24.1 million for investing activities of which $18.5 million was contributed by DoubleTree Corporation. The principal source of cash, other than capital contributions from DoubleTree Corporation, will come from operations. Since inception, RFS, Inc. has been able to meet its rent obligations under the Percentage Leases. To the extent that future operations are not sufficient to meet the rent obligations when due, RFS, Inc. will seek additional capital from DoubleTree Corporation which has agreed to maintain a minimum net worth of $15.0 million in RFS, Inc.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 17, 1996, the annual meeting of shareholders was held to elect two Class III directors to serve on the Board of Directors until the annual meeting of shareholders in 1999 and to consider and act upon a proposal to amend the Company's Amended and Restated 1993 Restricted Stock and Stock Option Plan (the "Plan") to increase the number of shares of common stock that may be subject to awards under the Plan from 1,000,000 to 2,000,000 shares.

     The shareholders voted to elect the two following directors:


                                          Votes For      Votes Withheld
                                          ----------     --------------
     Class III Directors:
             Robert M. Solmson            16,875,277         113,955
             Harry J. Phillips, Sr.       16,875,277         113,955

     The following directors terms of office continued after the meeting:


     Class III Directors (terms expiring in 1998) - Bruce E. Campbell, Jr. and
               H. Lance Forsdick, Sr.
     Class I Directors (terms expiring in 1997) - Michael S. Starnes and John
               W. Stokes, Jr.

     There were 13,485,452 votes cast for, 3,463,647 votes withheld and 40,131 abstentions regarding amendment of the Plan.

     On June 21, 996, a special meeting of shareholders was held for the shareholders to take an action on the following proposals: (i) to consider and vote upon a proposal to delete Article 7 of the Company's Charter, which limits the Company's consolidated indebtedness to 30% of the Company's investment in hotel properties, at cost ("Proposal One") and (ii) to consider and vote upon a proposal to amend Article 14 of the Company's Charter to provide, in effect that nothing contained therein will prohibit the settlement of any transaction entered into through the facilities of any national securities exchange registered under the Securities Act of 1934 (the "Exchange Act") or on the national market system of a national securities association registered under the Exchange Act ("Proposal Two").

     Proposal One and Proposal Two received the required approval of the shareholders as follows:


                                Withheld/
                      For        Against     Abstain         Total
                  ----------    ---------    -------       ----------
Proposal One      14,678,183     937,711      28,650       15,644,544

Proposal Two      15,537,470      80,264      26,810       15,644,544

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27   Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K - A Form 8-K dated June 21, 1996 describing the results of a special meeting of shareholders on June 21, 1996 was filed on July 9, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RFS HOTEL INVESTORS, INC.


August 9, 1996                     /s/ Michael J. Pascal
- ----------------------             ------------------------------------------
Date                               Michael J. Pascal, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)



August 9, 1996                      /s/ Robert M. Solmson
- ----------------------              -------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer