Form 10-Q
period 1996-09-30
RFS HOTEL INVESTORS INC
filed 1996-11-14
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (Mark One)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                       Commission File Number 34-0-22164

                           RFS HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                   Tennessee                                             62-1534743
          (State or other Jurisdiction of                               (I.R.S. employer
          Incorporation or Organization)                              identification no.)

889 Ridge Lake Boulevard, Suite 100, Memphis, TN  38120                  (901) 767-5154
  (Address of Principal Executive Offices)                        (Registrant's Telephone Number
                  (Zip Code)                                          Including Area Code)

                                      n/a
                 (Former address, if changed since last report)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                 X   Yes  No
                               -----         -----

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on September 30, 1996 was 24,384,000.

                           RFS HOTEL INVESTORS, INC.
                                     INDEX

                                                                                             Form 10-Q
                                                                                              Report
                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          RFS Hotel Investors, Inc.

          Consolidated Balance Sheets - December 31, 1995 and
                  September 30,    1996                                                            3

          Consolidated Statements of Income - For the three months ended
                  September 30, 1995 and 1996 and the nine months ended
                  September 30, 1995 and 1996                                                      4

          Consolidated Statements of Cash Flows - For the nine months ended
                  September 30, 1995 and 1996                                                      5

          Notes to Consolidated Financial Statements                                               6

          RFS, Inc.

          Balance Sheets - December 31, 1995 and September 30, 1996                                9

          Income Statements - For the three months ended September 30,
                  1995 and 1996 and the nine months ended September 30,
                  1995 and 1996                                                                   10

           Statements of Cash Flows - For the nine months ended September 30,
                  1995 and 1996                                                                   11

          Notes to Financial Statements                                                           12

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations of RFS Hotel Investors, Inc.
                  and RFS, Inc.                                                                   14

PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                                       23


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                  1995              1996
                                                              ------------      -------------
                                                                                 (unaudited)
                                    ASSETS

    Investment in hotel properties, net                           $363,014           $401,883
    Hotels under development                                         1,083              7,967
    Cash and cash equivalents                                        2,680              1,124
    Accounts receivable-Lessees                                      5,795             11,494
    Deferred expenses, net                                           1,579              1,345
    Prepaid and other assets                                           574                577
    Escrow deposits on hotels under development                      2,201              2,045
                                                                  --------           --------
                                                                  $376,926           $426,435
                                                                  ========           ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and accrued expenses                         $  1,758           $  1,989
    Accrued real estate taxes                                        1,660              2,641
    Borrowings on line of credit                                    21,850             48,600
    Long-term debt                                                   8,336              8,305
    Minority interest                                                4,509              4,581
                                                                  --------           --------
                                                                    38,113             66,116
                                                                  --------           --------
    Commitments and contingencies

    Shareholders' equity:
      Preferred Stock, $.01 par value, 5,000,000 shares
        authorized, 973,684 outstanding                                                    10
      Common Stock, $.01 par value, 100,000,000 shares
        authorized, 24,294,000 and 24,384,000 shares outstand          243                244
      Paid-in capital                                              336,857            356,548
      Undistributed income                                           3,111              6,027
      Unearned directors' and officers' compensation                (1,398)            (2,510)
                                                                  --------           --------
              Total shareholders' equity                           338,813            360,319
                                                                  --------           --------
                                                                  $376,926           $426,435
                                                                  ========           ========


                     The accompanying notes are integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)


                                              For the Three    For the Three      For the Nine      For the Nine
                                              Months Ended      Months Ended      Months Ended      Months Ended
                                              September 30,    September 30,     September 30,      September 30,
                                                  1995             1996              1995               1996
                                             --------------    -------------     -------------      -------------
                                             (unaudited)       (unaudited)       (unaudited)       (unaudited)
    Revenue:
      Lease revenue                                $13,609           $18,226           $35,494            $47,594
      Interest income                                  154               116             1,004                259
                                                   -------           -------           -------            -------
              Total revenue                         13,763            18,342            36,498             47,853
                                                   -------           -------           -------            -------
    Expenses:
      Real estate taxes and property
        and casualty insurance                       1,216             1,550             3,819              4,459
      Depreciation                                   2,106             2,804             6,144              7,944
      Amortization of franchise fees
         and unearned compensation                     136               212               400                543
      Compensation                                     240               572               695              1,485
      Franchise taxes                                   50                65               150                195
      General and administrative                       267               548               565              1,475
      Loss on sale of hotel property                     0                 0                 0                244
      Amortization of loan costs                        87                87               222                264
      Interest expense                                  21               951                69              2,360
                                                   -------           -------           -------            -------
              Total expenses                         4,123             6,789            12,064             18,969
                                                   -------           -------           -------            -------
    Income before allocation to
       minority interest                             9,640            11,553            24,434             28,884

    Income allocation to minority interest             127               161               330                406
                                                   -------           -------           -------            -------
    Net income                                      $9,513           $11,392           $24,104            $28,478
                                                   =======           =======           =======            =======
    Net income per common and
       common equivalent share                       $0.39             $0.45             $0.99              $1.14

    Weighted average shares and
      partnership units outstanding                 24,623            24,700            24,626             24,667



                     The accompanying notes are an integral
                part of these consolidated financial statements.

    RFS HOTEL INVESTORS, INC.
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (in thousands, except share and per share data)


                                                                            For the Nine                For the Nine
                                                                            Months ended                Months ended
                                                                           September 30,               September 30,
                                                                                1995                        1996
                                                                           -------------               -------------
                                                                             (unaudited)                (unaudited)
    Cash flows from operating activities:
      Net income                                                               $24,104                      $28,478
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                            6,766                        8,751
        Income allocated to minority interest                                      330                          406
        Loss on sale of hotel property                                                                          244
        Changes in assets and liabilities:
          Accounts receivable-Lessee                                            (4,101)                      (5,721)
          Prepaid and other assets                                                (471)                          (3)
          Accounts payable and accrued expense                                     304                        1,212
                                                                           -----------                   ----------
                Net cash provided by operating activities                       26,932                       33,367
                                                                           -----------                   ----------
    Cash flows from investing activities:
      Investment in hotel properties and hotels under
         development                                                           (36,936)                     (56,620)
      Proceeds from sale of hotel property                                                                    3,891
      Escrow deposits on hotels under development                               (2,767)                      (1,034)
      Cash paid for franchise agreements                                          (502)                           0
                                                                           -----------                   ----------
               Net cash used by investing activites                            (40,205)                     (53,763)
                                                                           -----------                   ----------
    Cash flows from financing activities:
      Borrowings on Credit Line                                                                              38,750
      Payments on Credit Line                                                                               (12,000)
      Payments on long-term debt                                                                                (31)
      Net proceeds from sale of preferred stock                                                              18,143
      Redemption of units                                                         (100)
      Distributions to shareholders                                            (21,135)                     (25,562)
      Distributions to limited partners                                           (410)                        (334)
      Loan fees paid                                                              (137)                        (126)
                                                                           -----------                   ----------
                Net cash provided (used) by financing activities               (21,782)                      18,840
                                                                           -----------                   ----------
    Net increase (decrease) in cash and cash equivalents                       (35,055)                      (1,556)
    Cash and cash equivalents at beginning of period                            45,650                        2,680
                                                                           -----------                   ----------
    Cash and cash equivalents at end of period                                 $10,595                       $1,124
                                                                           ===========                   ==========

     Supplemental disclosures of non-cash activities:
     In 1996, the Company applied deposits of $1,190  towards the purchase of acquired hotels and land respectively.
     In 1996, the Company issued 75,000 shares of Common Stock to an officer, which at date of issuance, were valued at $17 5/8 per share.
     In July 1995, the Partnership applied a deposit of $1,002 towards the purchase of an acquired hotel.


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993. The Company has elected to be taxed as a real estate investment trust ("REIT"). The Company is the sole general partner in RFS Partnership, L.P. (the "Partnership") and at September 30, 1996 owned an approximately 98.7% interest in the Partnership. The Company was formed to acquire equity interests in hotel properties and at September 30, 1996 owned, through the Partnership, 50 hotels (the "Hotels"). RFS Managers, Inc. ("Managers"), a wholly-owned subsidiary of the Company, was formed, effective January 1, 1995, to provide management services to the Company.

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

2. DECLARATION OF DIVIDEND. On October 23, 1996, the Company declared a $0.36 dividend on each share of Common Stock outstanding to shareholders of record on November 5, 1996. The dividend will be paid on November 15, 1996.

3. ACQUISITIONS OF REAL ESTATE. In July 1996, the Partnership acquired a newly-constructed 132-room Hampton Inn in Plano, TX, for $6.8 million from an unaffiliated party. The purchase price was paid with borrowings under the Company's $75 million line of credit (the "Credit Line").

4.   SUBSEQUENT EVENTS.      In November 1996, the Partnership acquired a
parcel of land in Jacksonville, Florida from an unaffiliated party for $1.3 million on which the Partnership plans to develop 120-suite Residence Inn. Estimated development costs, including the land purchase, are approximately $8.4 million. The hotel is expected to be completed in the third quarter of 1997.

5. IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS. In October 1995, the Financial Accounting Statements Board ("FASB") issued statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for transactions entered into after December 15, 1995. FAS 123 establishes fair value-based financial and reporting standards for entities with stock-based compensation arrangements. FAS 123 provides for the election of either certain recognition provisions or certain disclosure-only provisions. The Company expects to elect the disclosure-only provision of FAS 123.

6. COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share is computed as follows for the three and the nine months ended September 30, 1996:

                                                                          For the Three Months  For the Nine Months
                                                                                  Ended                Ended
                                                                             Sept. 30, 1996       Sept. 30, 1996
                                                                             --------------       --------------
                 Net income before allocation
                       to minority interest                                       $11,553           $28,884
                 Less preferred stock dividend                                        356               839
                                                                                  -------           -------
                                                                                  $11,197           $28,045
                                                                                  =======           =======
                 Weighted average common shares
                       and common stock equivalents
                       outstanding                                                 24,700            24,667

                 Net income per common share                                      $  0.45           $  1.14
                                                                                  =======           =======

7. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the nine months ended September 30, 1995 and 1996 of the Company are presented as if the 50 hotel properties owned at September 30, 1996 were owned since January 1, 1995. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor does it purport to represent the results of operations for future periods. The pro forma effects related to the issuance of preferred stock are not reflected in the following.

                                                                         1995                1996
                                                                         ----                ----
     Operating Data:
                 Total revenue                                         $42,344             $48,595
                 Real estate taxes and casualty
                     insurance                                           4,364               4,499
                 Depreciation and amortization                           8,766               8,939
                 Compensation                                              695               1,485
                 Franchise taxes                                           150                 195
                 General and administrative                                565               1,475
                 Loss on sale of a hotel property                                              244
                 Interest expense                                        2,871               2,871
                                                                       -------             -------
                 Income before allocation to minority
                    interest                                            24,933              28,887
                 Less minority interest                                    329                 406
                                                                      --------            --------
                 Net income                                           $ 24,604            $ 28,481
                                                                      ========            ========
                 Net income per common share                          $   1.01                1.14
                 Weighted average shares and
                    partnership units outstanding                       24,619              24,667


RFS, INC.
BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                     December 31,         September 30,
                                                        1995                  1996
                                                        ----                  ----
                                                                           (unaudited)
Assets

Cash and cash equivalents                            $   9,238             $  14,314
Accounts receivable, net                                 2,507                 3,899
Current portion of notes and other receivables             -                     -
Other                                                      364                   601
                                                     ---------             ---------
     Total current assets                               12,109                18,814
                                                     ---------             ---------

Notes and other receiveables, net of current portion       -                   3,000
Investments in partnerships and ventures                  (312)                 (314)
Investment in RFS Hotel Investors, Inc.                  1,379                19,901
Hotel properties furniture and equipment, net              -                     -
Leasehold improvements and office equipment, net           334                   287
Deferred costs and other assets, net                       311                 3,001
                                                     ---------             ---------
     Total assets                                    $  13,821             $  44,689
                                                     =========             =========

Liabilities and Stockholder's Equity
Accounts payable and accrued expenses                $   7,100             $   6,968
Accrued interest payable                                     4                   -
Lease payable                                            5,795                11,011
Due to Parent                                              -                     522
Income taxes payable                                       151                 2,432
                                                     ---------             ---------
     Total current liabilities                          13,050                20,933
                                                     ---------             ---------

Notes payable                                              672                   -
Deferred income taxes                                       36                    36
                                                     ---------             ---------
     Total Liabilities                                  13,758                20,969
                                                     ---------             ---------

Common stock, no par value; 1,000 shares authorized,
     100 shares issued and outstanding                     282                18,782
Unearned employee compensation                            (211)                 (158)
Unrealized gain on marketable securities                    22                    44
Retained earnings (accumulated deficit)                    (30)                5,052
                                                     ----------            ---------
     Total Stockholder's Equity                             63                23,720
                                                     ---------             ---------
     Total Liabilities and Stockholder's Equity      $  13,821             $  44,689
                                                     =========             =========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS, INC.
INCOME STATEMENTS
(DOLLARS IN THOUSANDS)

                                               Three months ended                          Nine months ended
                                                   September 30,                              September 30,
                                        --------------------------------            -----------------------------
                                              1995               1996                    1995               1996
                                        --------------------------------            -----------------------------
                                                    (unaudited)                                  (unaudited)
Revenues:
      Management and franchise fees              118                 356                    332                471
      Hotel revenues                          33,016              41,069                 90,390            113,792
      Other fees and income                     (143)                569                    205              1,347
                                          ----------            --------             ----------          ---------
      TOTAL REVENUES                          32,991              41,994                 90,927            115,610

Operating Expenses:
      General and administrative               1,026                 895                  3,020              2,741
      Hotel expenses                          17,192              20,245                 48,723             58,201
      Lease expenses                          13,609              17,490                 35,494             46,647
      Depreciation and amortization               26                  73                     74                189
      Interest expense                            15                   3                     79                 14
                                          ----------            --------            -----------         ----------
      TOTAL OPERATING EXPENSES                31,868              38,706                 87,390            107,792
                                          ----------            --------            -----------         ----------

      INCOME BEFORE TAXES                      1,123               3,288                  3,537              7,818

Income tax (expense) benefit                     (42)             (1,151)                   132             (2,736)
                                          ----------            --------            -----------         ----------
      NET INCOME                          $    1,081            $  2,137            $     3,669         $    5,082
                                          ==========            ========            ===========         ==========





                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS, INC.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                           Nine months ended
                                                                              September 30,
                                                                      -----------------------------
                                                                        1995               1996
                                                                      -----------------------------
                                                                              (unaudited)
Cash flows from operating activities:
     Net income                                                      $  3,669           $  5,082
     Adjustments to reconcile net income to net cash
provided by operations:
     Provision for bad debts                                                -                209
     Depreciation and amortization                                         74                189
     Other non-cash expenses                                                -                 53
     Deferred income taxes                                               (174)                 -
     (Increase) decrease in accounts receivable                        (1,125)            (1,601)
     (Increase) decrease in other assets                                  435               (406)
     Increase in current liabilities                                    4,196              7,883
                                                                     --------           --------
          NET CASH PROVIDED BY OPERATIONS                               7,075             11,409
                                                                     --------           --------

Cash flows from investing activities:
     Purchases of furniture and equipment                                (185)               (37)
     Investment in RFS Hotel Investors, Inc.                             (442)           (18,500)
     Investments in partnerships and ventures                            (206)                 -
     Distributions from partnerships and ventures                           1                  2
     Increase in deferred costs and other assets                            -             (2,626)
     Loans to owners of managed hotels, net                                 -             (3,000)
                                                                     --------           --------
          NET CASH USED BY INVESTING ACTIVITIES                          (832)           (24,161)
                                                                     --------           --------

Cash flows from financing activities:
     Proceeds from issuance of common stock to Parent                       -             18,500
     Payment of dividends and distributions to shareholders            (1,305)                 -
     Principal repayments                                                (826)              (672)
                                                                     --------           --------
          NET CASH USED BY FINANCING ACTIVITIES                        (2,131)            17,828
                                                                     --------           --------

Net increase in cash and cash equivalents                               4,112              5,076
Cash and cash equivalents at beginning of year                          6,994              9,238
                                                                     --------           --------
Cash and cash equivalents at end of year                             $ 11,106           $ 14,314
                                                                     ========           ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                   RFS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND PRESENTATION. Effective February 27, 1996, RFS, Inc. (the "Lessee") became a wholly owned subsidiary of Doubletree Corporation. It generates substantially all of its revenue from operating and managing leased hotels owned by RFS Partnership, L.P. (the "Partnership"). The Partnership is 98.7% owned by RFS Hotel Investors, Inc. (the "Company").

    Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to the Lessee under a lease agreement (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. At September 30, 1996, the Lessee leased 49 hotels from the Partnership. It is anticipated that future hotels acquired by the Partnership will be leased by the Partnership to the Lessee pursuant to Percentage Leases. At September 30, 1996, the Lessee operated 45 of the Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between the Lessee and Alpha Inn Management Company and TMH, Inc. Additionally, the Lessee manages 10 hotels for unrelated entities of the Company.

        These unaudited financial statements of the Lessee have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

2. INVESTMENT IN RFS HOTEL INVESTORS, INC. The Lessee purchased 973,684 shares of the Company's convertible preferred stock for $19 per share or $18.5 million. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock will pay a fixed annual dividend of $1.45 per share and is convertible on a one-for-one share basis at the end of seven years.

3. NOTES AND OTHER RECEIVABLES. In June 1996, the Lessee obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with obtaining these contracts, the Lessee loaned $3.0 million to the owners, principally for renovations. The loan bears interest at 10% and is repayable as follows:

                $300,000 on December 31, 1998
                $600,000 on December 31, 1999
                $300,000 on December 31, 2000
                $1,800,000 on December 31, 2001

4. DEFERRED COSTS AND OTHER ASSETS. At June 30, 1996, deferred costs and other assets primarily consist of franchise application fees paid to the franchisors in connection with the acquisition of the Lessee by Doubletree Corporation. These costs are being amortized over the lives of the franchise agreements. Accumulated amortization at June 30, 1996 is $104.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RFS HOTEL INVESTORS, INC.

BACKGROUND

The Company is the sole general partner of RFS Partnership, L.P. (the "Partnership") and owns an approximately 98.7% interest in the Partnership.
The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 50 hotels (the "Hotels") owned at September 30, 1996:

    Number of                          Number of
Franchise Affiliation              Hotel Properties              Rooms/Suites
---------------------              ----------------              ------------
Limited Service Hotels:
      Hampton Inn   . . . . . . . . . . .  16   . . . . . . . . . .  2,085
      Comfort Inn   . . . . . . . . . . .   6   . . . . . . . . . .    787
      Holiday Inn Express   . . . . . . .   7   . . . . . . . . . .    861
                                           --                        -----
             Sub-total  . . . . . . . . .  29   . . . . . . . . . .  3,733
                                           --                        -----
Full Service Hotels:
      Holiday Inn   . . . . . . . . . . .   6   . . . . . . . . . .  1,206
      DoubleTree  . . . . . . . . . . . .   1   . . . . . . . . . .    220
      Independent   . . . . . . . . . . .   1   . . . . . . . . . .    115
                                           --                        -----
             Sub-total  . . . . . . . .     8   . . . . . . . . . .  1,541
                                           --                        -----
Extended Stay Hotels:
      Residence Inn   . . . . . . . . . .  12   . . . . . . . . . .  1,575
      Hawthorn Suites   . . . . . . . . .   1   . . . . . . . . . .    220
                                           --                        -----
             Sub-total  . . . . . . . . .  13   . . . . . . . . . .  1,795
                                           --                        -----
             Total  . . . . . . . . . . .  50   . . . . . . . . . .  7,069
                                           ==                        =====

        The Hotels are located in 22 states. Management believes it is prudent to diversify geographically and among franchise brands.

        To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases 49 Hotels to RFS, Inc., a wholly-owned subsidiary of Doubletree Corporation, and one hotel to another wholly-owned subsidiary of Doubletree Corporation (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is paid monthly. Percentage rent is paid quarterly. The Lessees operate 46 Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between RFS, Inc. and Alpha Inn Management Company and TMH, Inc. RFS, Inc. has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1996 to 1995 and Nine Months Ended September 30, 1996 to 1995

Increases in lease revenue for the three months ended September 30, 1996 over 1995 and the nine months ended September 30, 1996 over 1995 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1996 period, and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

        At December 31, 1994, the Partnership owned 41 hotels. The Partnership acquired seven hotels during 1995 on the following dates (the number of hotels is indicated in parenthesis following the date): January 4, 1995 (1), March 15, 1995 (1), April 20, 1995 (1), August 8, 1995 (1), October 2, 1995 (1), October
5, 1995 (1), October 18, 1995 (1). These hotels were owned the entire nine months ended September 30, 1996. Additionally, the Partnership acquired a hotel on January 12, 1996, a hotel on May 30, 1996, and a hotel on July 16, 1996.

        The following table shows statistical data regarding the Hotels on an actual and a pro forma basis, assuming all 50 Hotels owned at September 30, 1996 were owned by the Partnership throughout both periods:


                                                        for the three months ended September 30, 1996
                                     ----------------------------------------------------------------------------------
                                                    Actual     % Increase                          Pro Forma  % Increase
                                     1996           1995      (Decrease)               1996          1995      (Decrease)
                                     ----           ----      ----------               ----          ----      ----------
Occupancy                            81.1%        82.3%         (1.5)                  81.1%         82.7%       (1.9)
ADR                                $72.45       $63.32          14.4                 $72.45        $65.65        10.4
RevPAR                             $58.74       $52.13          12.7                 $58.74        $54.29         8.2

                                                          for the nine months ended September 30, 1996
                                     -------------------------------------------------------------------------------------
                                                 Actual                                          Pro Forma     % (Decrease)
                                                 ------                                          ---------     -----------
                                     1996         1995     % Increase               1996           1995
                                     ----         ----     ----------               ----           ----
Occupancy                            78.5%        78.4%        0.1                  78.6%           78.9%         (.4)
ADR                                $69.34       $61.29        13.1                $69.51          $64.32          8.1
RevPar                             $54.42       $48.16        13.0                $54.65          $50.76          7.7

          Interest income results, in large part, from the temporary investment of the Company's cash. As cash was used to acquire hotels, interest income has decreased in 1996 over 1995.

           Increases in real estate taxes and property taxes and casualty insurance and depreciation in 1996 over 1995 are due to the increased number of hotels owned by the Partnership during 1996 over 1995 and increased real estate tax assessments.

Increases in amortization of franchise fees and unearned compensation are due to increased amortization of unearned compensation as a result of a grant of restricted stock to the newly appointed president of the Company in the second quarter of 1996.

Increased general and administrative expenses in 1996 over 1995 is due to increased professional fees and travel expenses incurred in the three months ended June 30, 1996, as well as the reversal of accruals which management believed were needed at December 31, 1994, in the three months ended June 30, 1995. The increased costs in 1996 were primarily related to potential acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has a $75 million line of credit (the "Credit Line") which expireson September 8, 1998. The Credit Line may be used to fund working capital requirements and to fund investments in hotel properties. Borrowings under the Credit Line will bear interest at the 90-day LIBOR (5.6563% at September 30, 1996) plus 1.75%. The Credit Line is secured by a first mortgage on 31 hotels (the "Collateral Pool") with a net book value of approximately $214.5 million at September 30, 1996. The Credit Line contains various covenants, including maintenance of debt coverage ratios, as defined, on all debt and all hotels of 3.0:1 and on the Credit Line and Collateral Pool of 2.25:1. The Company must also maintain a minimum net worth in an amount equal to the net worth in its most recent year-end audited financial statements and a minimum operating income, as defined, from the Collateral Pool of approximately $26.3 million. The Company had outstanding borrowings of $48.6 million on the Credit Line at September 30, 1996. The Company is in the process of negotiating to increase the Credit Line to approximately $150 million.

           The Credit Line contains a term loan option which allows the Company to convert the principal balance outstanding on September 8, 1998, not to exceed $75 million, to a term loan (the "Term Loan"). The Term Loan would bear interest at a fixed rate equal to the 5-year U.S. Treasury Bond yield plus 2-1/2% or a variable rate equal to the lender's floating corporate base rate plus 1%. The Term Loan would be payable over five years in 59 equal monthly installments of principal plus interest, given a ten-year amortization, plus a sixtieth payment of remaining principal plus interest.

           In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The industrial development bonds bear interest at a variable rate which, as of December 31, 1995, was approximately three percent (3%) per annum.

Principal is payable in installments of $0.6 million every three years with the next installment due in 1997.

         In connection with the purchase of a hotel in Atlanta, GA, the Partnership assumed a promissory note payable with a principal balance of approximately $5.9 million. The promissory note bears interest at 10.15% and is due in monthly principal and interest installments of $53,000. The note is due July 1, 1998 and contains a severe prepayment premium.

         On February 27, 1996, the Company issued 973,684 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $18.5 million.

         The Company has budgeted $12.1 million for capital expenditures in 1996 at the 50 hotels owned at September 30, 1996. At September 30, 1996, the Partnership had spent approximately $9.0 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Credit Line to fund these expenditures. The Company intends to substantially complete these improvements by the end of 1996. The renovations and improvements include replacing such items as carpets and drapes, renovating common areas and hotel exteriors. Pursuant to the Percentage Leases, the Partnership, and therefore the Company is required to fund capital improvements at the Hotels as well as the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels.

         The Partnership has contracted to acquire from third parties the following hotels upon completion of construction and opening of the hotel and subject to certain terms and conditions:

                                                            NUMBER OF                  ESTIMATED
         FRANCHISE                LOCATION                ROOMS/SUITES              PURCHASE PRICE
         ---------                --------                ------------              --------------
         Marriott Courtyard       Flint, MI                    102                   $6.3 million
         Hampton Inn              Houston, TX                  119                   $5.9 million

Completion of the above hotels is expected in the fourth quarter of 1996. However, there can be no assurance that any or all of such hotels will be completed as scheduled.

The Partnership is developing the following hotels:

                                                          NUMBER OF                    ESTIMATED
         FRANCHISE                 LOCATION              ROOMS/SUITES              DEVELOPMENT COSTS
         ---------                 --------              ------------              -----------------
         Homewood Suites          Salt Lake City, UT          98                     $7.8 million
         Homewood Suites          Plano, TX                   99                     $8.0 million
         Hampton Inn              Sedona, AZ                  56                     $5.5 million
         Hampton Inn              Chandler, AZ               101                     $5.2 million
         Homewood Suites          Chandler, AZ                83                     $6.4 million
         Marriott Courtyard       Crystal Lake, MI            90                     $6.0 million
         Residence Inn            Jacksonville, FL           120                     $8.4 million


Completion of the above hotels is expected by the end of the third quarter of 1997. Additionally, the Partnership plans to construct a 42-suite addition to the Residence Inn in Ann Arbor, MI. Construction costs are estimated at $3.3 million. Completion of the addition is expected in the second quarter of 1997. There can be no assurance that any or all of such hotels will be completed as scheduled.

         In addition to purchasing existing hotel properties at targeted rates of return, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after completion of development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of Common Stock, borrowings under the Credit Line or other securities or borrowings.

         The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. In June 1996, the Company's shareholders approved an amendment to the Company's charter to delete the charter limitation on indebtedness. Although the Company no longer has any charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, may charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company in its discretion, may approve.

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

         On October 24, 1996, the Company announced that it will serve as the exclusive advisor to Lodging Trust USA ("Lodging Trust"), a newly formed REIT which intends to develop and own mid-price, extended stay hotel properties. On such date, Lodging Trust also announced the filing of a Registration Statement on Form S-11 pertaining to its initial public offering and concurrent offering of its common shares of beneficial interest, $0.01 par value per share ("Common Shares"). Lodging Trust will focus its initial hotel development and ownership on TownePlace Suites by Marriottr hotels, a new brand of mid-price extended stay hotels which is being developed by Marriott International, Inc. ("Marriott"). The Company, through the Partnership, will enter into an advisory agreement with Lodging Trust (the "Advisory Agreement") through which the Partnership will identify suitable development sites for Lodging Trust and will provide certain development services, including negotiation of site acquisition contracts, selecting and negotiating with franchisors, architects and contractors, and obtaining various government permits and approvals. Lodging Trust will pay the Partnership a fee of $.2 million for each hotel developed on sites identified and presented to Lodging Trust by the Partnership. As a part of its advisory services under the Advisory Agreement, the Partnership will provide oversight of developments originated for Lodging Trust by other entities; however, the Partnership will not be paid a development fee for hotels developed on sites sourced through such other entities.

         Additionally, in an offering being concurrently conducted with Lodging Trust's initial public offering, Lodging Trust is offering to the Partnership and Marriott 2.5 million and 3.0 million Common Shares, respectively, at the initial public offering price.

         The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1996, the Partnership has, through September 30, 1996, made cash distributions to its partners, including the Company, of $25.4 million or $1.03 per Partnership unit, from which the Company made cash distributions to common shareholders of $25.1 million, or $1.03 per share. The Company also made cash distributions to the preferred shareholder of $0.5 million, or $0.3625 per share which represents the pro rata quarterly distribution from February 27, 1996 (date of issuance) through June 30, 1996. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

FUNDS FROM OPERATIONS

            The National Association of Real Estate Investment Trusts has adopted a new definition of funds from operations ("FFO"). Under the definition, FFO represents net income excluding gains (or losses) from debt restructuring or sales of properties, plus depreciation of real property and after adjustments for unconsolidated partnerships and joint ventures. Under this definition, the Company's FFO is computed as follows:


                                                             For the Three Months Ended    For the Nine Months Ended
                                                                     September 30               September
                                                            1995                 1996         1995          1996
                                                            ----                 ----         ----          ----
                                                                  (in thousands, except per share amounts)
Income before allocation
     to minority interest                                   $ 9,640            $11,553      $24,434        $28,884
Add depreciation                                              2,106              2,804        6,144          7,944
Add loss on sale of hotel                                                                                      244
Less preferred dividend                                                           (356)                       (839)
                                                            -------            -------      -------        -------
FFO                                                         $11,746            $14,001      $30,578        $36,233
                                                            =======            =======      =======        =======
Weighted average shares and
  partnership units outstanding                              24,623             24,700       24,626         24,667
FFO per share                                               $  0.48            $  0.57      $  1.24        $  1.47

IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Statements Board ("FASB") issued statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for transactions entered into after December 15, 1995. FAS 123 establishes fair value-based financial and reporting standards for entities with stock-based compensation arrangements. FAS 123 provides for the election of either certain recognition provisions or certain disclosure-only provisions. The Company expects to elect the disclosure-only provision of FAS 123.

RFS, INC.

BACKGROUND

RFS, Inc. (the "Lessee") leases 49 and operates 45 of the Hotels owned by RFS Partnership, L.P. (the "Partnership").

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

        Total revenues increased $9.0 million or 27% to $42.0 million for the three months ended September 30, 1996 compared to $33.0 million for the three months ended September 30, 1995. The increase in hotel revenues of $8.1 million was attributable to an increase in the number of leased properties as compared to the 1995 period and an increase of over $6 in average daily rate to $71 offset by a 1.8 percentage point decrease in occupancy to 80.9%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased $1.1 million or 51% from $2.2 million to $3.3 million reflecting the improved operating performance of the hotels offset by increased lease payments to the lessor attributable to increased revenues.

        Other fees and income increased $0.7 million principally attributable to interest income on invested cash balances, dividend income generated from the investment in the convertible preferred stock of the Company and interest earned on the loan made in connection with obtaining the management agreements for eight hotel properties in June 1996. Included in other fees and income for the comparable period of 1995 is a loss of $229 related to the disposal of certain partnership interests.

        General and administrative expenses decreased 13% or $0.1 million primarily due to a reduction in headcount attributable to the acquisition of RFS, Inc. by Doubletree Corporation in February 1996. The increase in depreciation and amortization reflects the amortization of the franchise application fees paid in connection with the acquisition.

        The provision for income taxes reflects a 35% effective tax rate for the three months ended September 30, 1996 compared to a 4% effective tax rate in 1995. Prior to its acquisition by Doubletree Corporation, RFS, Inc. was a Subchapter S Corporation, and generally was not subject to income taxes. Had RFS, Inc. been included in the consolidated income tax returns of Doubletree Corporation in 1995, the provision for income taxes for the three months ended September 30, 1996 would have been $0.4 million.

        Net income for the three months ended September 30, 1996 was $2.1 million compared to $1.1 million in 1995. With a normalized effective tax rate for 1995, net income would have increased $1.4 million to $2.1 million or 193%.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

        Total revenues increased $24.7 million or 27% to $115.6 million for the nine months ended September 30, 1996 compared to $90.9 million for the nine months ended September 30, 1995. The increase in hotel revenues was attributable to the net addition of four leased properties as compared to the 1995 period and an increase of approximately $5 in average daily rate to $68 and a nominal decrease in occupancy to 78.4%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased $2.8 million or 45% to $8.9 million reflecting the improved operating performance of the hotels offset by increased lease payments to the lessor attributable to increased revenues.

        Other fees and income increased $1.1 million principally attributable to interest income on invested cash balances and dividend income generated from the investment in the convertible preferred stock of the Company and interest earned on the loan made in connection with obtaining the management agreements for eight hotel properties. Included in other fees and income for the comparable period of 1995 is a loss of $229 related to the disposal of certain partnership interests.

        General and administrative expenses decreased 9% or $0.3 million primarily due to a reduction in headcount. The increase in depreciation and amortization reflects the amortization of the franchise application fees paid in connection with the acquisition.

        The provision for income taxes reflects a 35% effective tax rate for the nine months ended September 30, 1996 compared to a benefit of $0.1 million in 1995 resulting from the change to Subchapter S Corporation status. Had RFS, Inc. been included in the consolidated income tax returns of Doubletree Corporation in 1995, the provision for income taxes for the nine months ended September 30, 1996 would have been $1.2 million compared to a benefit of $0.1 million.

        Net income for the nine months ended September 30, 1996 was $5.1 million compared to $3.7 million in 1995. With a normalized effective tax rate for 1995, net income would have increased $2.8 million to $5.1 million or 121%

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1996, RFS, Inc. generated cash flow from operations of $11.4 million as compared to $7.1 million for the comparable period of 1995. The increase was principally attributable to improved operating results of the leased properties, an increase in the number of leased properties and the timing of lease payments to the Lessor which are paid on a quarterly basis in arrears. Offsetting the cash generated from operations was the utilization of $24.1 million for investing activities of which $18.5 million was contributed by Doubletree Corporation. The principal source of cash, other than capital contributions from Doubletree Corporation, will come from operations. Since inception, RFS, Inc. has been able to meet its rent obligations under the Percentage Leases. To the extent that future operations are not sufficient to meet the rent obligations when due, RFS, Inc. will seek additional capital from Doubletree Corporation which has agreed to maintain a minimum net worth of $15.0 million in RFS, Inc.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - None

(b) Reports on Form 8-K - A Form 8-K dated September 6, 1996 regarding the Company's listing on the New York Stock Exchange and the addition of two directors to the Company's Board of Directors was filed on September 16, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                      RFS HOTEL INVESTORS, INC.


                           /s/ Michael J. Pascal
-----------------     ----------------------------------------------
Date                  Michael J. Pascal, Secretary and Treasurer
                      (Principal Financial and Accounting Officer)


                         /s/ Robert M. Solmson
-----------------     ----------------------------------------
Date                  Robert M. Solmson, Chairman and
                      Chief Executive Officer