Form 10-K
period 1996-03-31
RFS HOTEL INVESTORS INC
filed 1997-03-31
CIK 906408

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number 34-0-22164

                            RFS HOTEL INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TENNESSEE                                62-1534743
(STATE OR OTHER INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                       850 RIDGE LAKE BOULEVARD, SUITE 220
                            MEMPHIS, TENNESSEE 38120
                                 (901) 767-7005
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE
                                    NUMBER)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                                (Title of Class)

                             New York Stock Exchange
                                (Name of Market)
                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   X   Yes     No
                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $417,865,000 based on the last sale price in the New York Stock Exchange for such stock on March 14, 1997.

The number of shares of the Registrant's Common Stock, outstanding was 24,389,000 as of March 14, 1997.

                       Documents Incorporated by Reference
Portions of the RFS Hotel Investors, Inc. Proxy Statement dated March 24, 1997 and filed with the Securities and Exchange Commission on March 24, 1997 with respect to the Annual Meeting of Shareholders to be held on April 24, 1997 are incorporated by reference into Part I and Part III. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders' for the year ended December 31, 1996 are incorporated into Part II and Part IV.


===============================================================================

                                     PART I


ITEM 1.  BUSINESS

(a)      General Development of Business

         RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993 and is a self-administered real estate investment trust ("REIT").

         The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At December 31, 1996, the Company owned an approximately 98.7% interest in the Partnership.

(b)      Financial Information About Industry Segment

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)      Narrative Description of Business

         General. At December 31, 1996, the Company owned, through the Partnership and other subsidiaries, 53 hotels (the "Hotels") containing 7,387 rooms located in 23 states. In order to qualify as a REIT for federal income tax purposes, neither the Company nor the Partnership can operate hotels. As a result, the Partnership leases all of its hotel properties to RFS, Inc. and other wholly-owned subsidiaries of Doubletree Corporation (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") as described in Item 2 below.

         Strategies. The Company seeks to increase funds from operations and enhance shareholder value through its strategies for internal growth and acquisitions.

         Internal Growth Strategy. The Company's strategy for internal growth includes participating in increased revenue at the Hotels through Percentage Leases, limiting leverage, an extensive renovation program and affiliations with national franchises.

         The Percentage Leases provide for the payment of (i) fixed monthly base rent and (ii) quarterly percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue, if any, at the Hotels. The use of Percentage Leases allows the Company to participate in increased revenue at the Hotels. See Item 2 for further information with respect to the Percentage Leases.

         The Company recognizes the potential competitive advantage gained by owning hotel properties with little or no debt. High leverage may impair the ability of management to renovate, maintain and effectively manage properties. The Board of Directors of the Company has adopted a policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting.

         The Company budgeted $12.1 million for capital improvements in 1996 at the 53 hotels owned at December 31, 1996. At December 31, 1996, the Partnership had spent $11.0 million of the budgeted amounts. The Company intends to fund the remaining $1.1 million to complete these capital improvements during 1997. The Company has budgeted an additional $13.8 million to be spent on capital improvements at 52 of the 53 Hotels owned at December 31, 1996 during 1997. The capital improvements are primarily designed to enhance revenues and the guests' experience and include replacing such items as carpets and drapes, renovating common areas and hotel exteriors. This does not include one Hotel at which extensive renovations are being contemplated or the four Sheraton hotels acquired in January 1997.

         All but one of the Hotels are licensed to operate under nationally franchised brands. The Company believes that franchised properties generally have higher levels of occupancy and average daily rate ("ADR") than properties which are unfranchised due to access to national reservation systems and advertising and marketing programs provided by franchisors.

         Acquisition Strategy. The Company intends to acquire equity interests in existing hotel properties, to develop hotels and to enter into contracts to acquire properties from third parties after development.

         The Company considers investments in hotel properties which meet one or more of the following criteria:

       -      Favorable market characteristics

       -      Long-term asset quality

       -      Prospects of increasing profitability

       -      National franchises

       -      Diversification-geographically, by brand and by segment

       -      Return on investment

         The Company's current investment and acquisition policies provide that no more than 25% of the Company's total assets may be invested in any one property at the time of investment. The Company's current policies also provide that the Company will not invest in luxury properties, budget hotels or resorts. The Company's investment and acquisition policies may be changed by the Board of Directors without shareholder approval.

         Property Management. RFS, Inc. has managed hotel properties since 1974 and, as of December 31, 1996, managed 62 hotels with 10,062 rooms in 23 states, including 48 of the Hotels. One Hotel is managed by another wholly-owned subsidiary of Doubletree Corporation. Three Hotels are managed by Alpha Inn Management Company ("Alpha") and one by TMH, Inc. ("TMH") pursuant to management agreements between the Lessees and Alpha and TMH, respectively. Alpha has managed hotel properties since 1985 and currently manages 7 properties with 692 rooms in 6 states. TMH has managed hotel properties since 1984 and currently manages 4 properties with 352 rooms in 3 states. The Lessees, Alpha and TMH are generally required to perform all operational and management functions necessary to operate the Hotels. Such functions include but are not limited to ordering supplies, advertising and marketing, maid service, laundry and maintenance. Alpha and TMH are paid a fee by RFS, Inc. under management agreements equal to 3% of the gross revenues of the Hotels, plus reimbursement of out-of-pocket expenses. The Lessees manage other hotel properties in addition to the Hotels and are not required to devote all of their time and efforts to the Hotels.

         Operating Practices. The Lessees utilize a centralized accounting and data processing system for the Hotels which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. The Lessees provide centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

         The Lessees develop a written marketing plan for the Hotels with a strong emphasis on room revenue, market segmentation and yield management. The Lessees corporate staff assists in developing corporate sales programs and negotiating national contracts where appropriate. The Lessees monitor each sales employee on a continuing basis. Operating multiple properties allows participation in numerous marketing programs that might be unavailable or not cost-efficient for an individual hotel.

         Each hotel property employs a general manager who is responsible for the overall operations of the hotel. General managers report to regional managers, who generally have responsibility for up to fifteen hotels. Daily operations are managed with a centralized approach through regional managers who report to the Lessees' central office. The Lessees' strategy is to encourage decision-making by those people closest to the hotel operation at the lowest administrative cost.

         Competition. Substantially all of the Hotels are located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy and ADR of the Hotels or at hotel properties acquired in the future. New, competing hotels may be opened in the Company's markets which could materially and adversely affect hotel operations.

         Employees. At December 31, 1996, the Company had a total of 24 employees.

         Seasonality. The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the percentage rent.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report which could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Business Issues. The Hotels are subject to all operating risks common to the hotel industry. These risks include, among other things: competition from other hotels; recent over-building in the hotel industry which has adversely affected occupancy and room rates; increases in operating costs due to inflation and other factors; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessees' ability to make lease payments and therefore the Company's ability to make expected distributions to shareholders. Further, decreases in room revenues of the Hotels will result in decreased revenues to the Partnership under the Percentage Leases.

         The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases. The rent obligations under the Percentage Leases are unsecured and are not guaranteed by Doubletree. At December 31, 1996, the Lessees are in compliance with the provisions of the Percentage Leases.

         The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments and the Company's income and ability to make distributions to its shareholders is dependent upon the ability of the Lessees to operate the Hotels in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses to make rent payments under the Percentage Leases. Income from the Hotels may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotel properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors which are beyond the control of the Company and the Lessees.

         Environmental Issues. Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at the property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Thus, if such liability were to arise in connection with the ownership and operation of the Hotels, the Company, the Partnership, the Lessees, Alpha or TMH, as the case may be, may be potentially liable for such costs.

         Phase I Environmental Survey Assessments ("ESA's") have been obtained on all of the Hotels from independent environmental engineering firms. The Phase I ESA's were intended to identify potential sources on contamination for which the Hotels may be responsible and to assess the status of environmental regulatory compliance. No assurance can be given that the Phase I ESA's identified all significant environmental problems or that no additional environmental liabilities exist. The Phase I ESA's included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs, wetlands and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESA's did not include invasive procedures, such as soil or ground water sampling and analysis.

         The Phase I ESA reports indicated that several of the Hotels have asbestos containing materials (ACM) on or in insulation, floor or ceiling coverings and various other structural and non-structural items. While the precise amounts of ACM contained in the Hotels cannot be accurately determined without incurring substantial expense, the Company believes, based on its review of the Phase I ESA reports, that overall levels are low. The Phase I ESA on the Clayton, Missouri Hotel indicated further testing of ACM was necessary in certain locations within the hotel. The Phase II ESA revealed that ACM was present and recommended that some of the ACM be removed to simplify an asbestos management program. A portion of the ACM will be removed at a cost of approximately $46,000. The partnership which sold the Clayton Hotel to the Partnership will bear the cost of such removal and has escrowed funds to cover such costs. The remaining material will be managed in-place as recommended in the Phase II ESA report in accordance with federal, state and local laws and regulations. The Company also believes that, given the condition and location of ACM in the other Hotels, risks to human health are at acceptable levels. The Company has no plans, and is not required by law, to remove ACM unless it would be affected by proposed renovation or demolition work. Absent such scheduled work, ACM will be managed in-place in accordance with federal, state and local laws and regulations.

         If any ACM in the Hotels becomes damaged, deteriorates, or is in an area scheduled for renovation or demolition work, asbestos could be released into the air and the Company may incur substantial costs to remove, encapsulate, or enclose the asbestos in accordance with applicable law and to reduce risks to human health. Elevated levels of airborne asbestos can create a health hazard for workers and, to a lesser degree because of the typically short duration of their stays, guests.

Increased health hazards increase the probability that the Partnership will incur liability for health-related claims.

         The partnership formerly owning the hotel in Columbia, South Carolina received notice in October 1992 regarding potential liability under the federal Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") for cleanup of contamination at a site in Greer, South Carolina. The relevant Phase I ESA report indicated that the Columbia Hotel contributed approximately 500 pounds of a hazardous substance to the site. This compares to an estimated total of 42 million pounds of hazardous substances disposed of at the site, contributed by more than 700 potential responsible parties ("PRP's") identified currently. Under Superfund, each PRP, including the Columbia Hotel, may be jointly and severally liable for the entire cost of the site-cleanup. On the Greer site, removal costs alone were approximately $18 million. A PRP Group has been formed to conduct removal action at the site, allocate liability among the PRP's, and generally work to resolve matters at the site. The partnership which sold the Columbia Hotel to the Partnership has agreed to remain liable for all costs and claims incurred by the Partnership arising as a result of the Greer Superfund site and has escrowed $5,000 to defray such costs and claims. In response to a demand for payment from the PRP Group, a payment of $1,127 has been made from such escrowed funds for the cost of removing drums, cylinders, and other waste materials found on the surface of the Superfund site and the government's oversight costs associated with the removal. In addition, a separate claim for the cost of investigating and remediating soil and groundwater contamination associated with the Superfund site is expected. There have been no remediation costs or estimates thereof to date. The PRP Group's approach to the allocation is such that the ultimate liability of each PRP is generally expected to be proportionate to its relative contribution of hazardous substances.

         In certain cases, state and federal regulators overseeing cleanup of Superfund sites will permit de minimis PRP's to pay an agreed upon amount and obtain a release from further liability. No such releases have yet been authorized or granted with respect to the Greer site. While the Company believes that such a release may in the future be available with respect to liability resulting from any contributions of hazardous substances from the Columbia Hotel, there is no assurance that a release will be obtained. Unless and until such a release is obtained, the Partnership may potentially incur liability for the entire cost of the cleanup of the site. However, based on the Phase I ESA reports and other information obtained by the Company regarding the relative amount and nature of the Columbia Hotels contribution to the Greer site, the Company believes that the liability for the hotel's substances will be only a very small portion of the total costs of removal and remediation. To the extent that any of the major PRP's declare bankruptcy or otherwise are unable to pay their share of removal and remediation costs, liability for the Columbia Hotel's substances may increase.

         In all but two cases where Phase I ESA reports recommended specific remedial action, either the prior owner or the Company has taken, provided for, or scheduled the recommended action. the Company has decided not to undertake the consultant's recommended actions in two cases. First, the Company has determined that testing of the soil near the transformers at the Columbia hotel site is unnecessary because (1) South Carolina Electric & Gas Co. tested the transformers, determined that they did contain PCBs and removed the transformers and (2) the consultant found no evidence (e.g. stained soil or stressed vegetation) that PCBs were released from the transformers. Second, at the Clayton, Missouri Hotel site, the Company does not intend to train employees in handling ACM because, if such an activity becomes necessary at any of its properties, the Company will use licensed asbestos contractors, not employees, in handling ACM.

         The Phase I ESA for the Hampton Inn - Airport in Indianapolis, indicated that the Indianapolis Hotel disposes of approximately 10% of its solid waste at a facility that is a state Superfund site. Such a site may be subject to investigation and remediation under the federal and state Superfund laws, and persons that sent hazardous substances to the site may be jointly and severally liable for the costs of the that work. The Phase I ESA report states that solid waste from the Indianapolis Hotel was disposed of into a domestic waste cell of the facility. A state official informed the engineering firm conducting the Phase I ESA that this domestic waste cell is segregated by a containment structure and is adjacent to, but not part of, the Superfund site. The Phase I audit did not indicate that the Indianapolis Hotel has arranged for the disposal of any hazardous substances at this facility. If the Indianapolis Hotel in fact arranged for such disposal, however, it could be found liable for at least a part of any response costs.

         Each former owner of the Hotels has represented that it knows of no hazardous substance or PCBs in, on, or under the hotels or the real property upon which the Hotels are situated. With respect to the Hotels each such former owner will remain liable for all claims and costs arising from a breach of such representation. In addition, the seller of the Hotels will remain liable for all costs and claims incurred by the Partnership arising as a result of the Greer Superfund site and (other than as described above) items with respect to which the Phase I ESA reports recommended corrective or remedial action, specifically
(i) removal by the former owner of the Hotel in Clayton, Missouri of ACM, and
(ii) removal by the former owner of the Hotel in Franklin, Tennessee of debris dumped or buried in a corner of the real property upon which such Hotel is situated and erection of a fence around the area to prevent further dumping. The Company believes the former owners of the Hotels have, and will have, sufficient assets to satisfy their obligations to the Partnership which might reasonably be expected to arise under the contacts pursuant to which such properties were acquired by the Partnership. There can be no assurances, however, that such former owners will be able to satisfy any of such obligations.

         Except as noted specifically above, the Phase I ESA reports have not revealed an environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of an such liability or compliance concerns. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or compliance concerns or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership or the Company.

         The Company believes that the Hotels are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Except as noted above with respect to the hotels in Columbia, South Carolina and Indianapolis, Indiana, neither the Company nor, to the knowledge of the

Company, any of the former owners of the Hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its present or former properties.

         Tax Status. The Company has elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code, commencing with its taxable period ended December 31, 1993. The Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

         Executive Officers. Information with respect to Robert M. Solmson, Chairman of the Board and Chief Executive Officer of the Company is incorporated by reference to the Company's Proxy Statement. See Item 10. Information with respect to Minor W. Perkins, President of the Company, is incorporated by reference to the Company's Proxy Statement. See Item 10. J. William Lovelace (age 58) is Executive Vice President of the Company. From 1991 to June 1994, he was an officer of RFS, Inc. and Subsidiaries. From 1984 to 1991, Mr. Lovelace served as President of Dominion Hospitality Management, Inc., a hotel management company. Mr. Lovelace has been active in the hotel/motel industry for over 30 years. Mr. Lovelace is a graduate of the University of Missouri. Michael J. Pascal (age 38) is Secretary, Treasurer and Chief Financial Officer of the Company. From 1991 to June 1994, he was Chief Financial Officer of RFS, Inc. From 1990 to 1991, he was Controller and General Counsel for Dominion Hospitality Management, Inc., a hotel management company. From 1985 to 1990, he was General Counsel and Chief Financial Officer for The McDowell Company. Mr. Pascal holds a B.S. and a J.D. degree from Memphis State University. Mr. Lovelace is Mr. Pascal's father-in-law.


ITEM 2.  PROPERTIES

         The following table sets forth certain pro forma information for the year ended December 31, 1996 with respect to the Hotels. For hotels acquired during 1996, this information includes the actual operating results both prior and subsequent to acquisition by the Partnership.


                                                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                             -------------------------------------------------------------------
                                                                                            AVERAGE  REVENUE PER
                                             DATE      NUMBER       ROOM                      DAILY    AVAILABLE
                                            OPENED    OF ROOMS     REVENUE    OCCUPANCY        RATE        ROOM
                                            ------    --------    ---------   ---------     -------  -----------
HAMPTON INN HOTELS:
     Denver, CO (Airport)                    1985       138      $  904,084      71.5%        $59.42      $42.46
     Detroit (Warren), MI                    1988       124         776,398      66.9%         54.19       36.25
     Ft. Lauderdale, FL                      1986       122       2,133,164      76.4%         62.57       47.79
     Hattiesburg, MS                         1988       155      $2,187,265      75.2%        $53.65      $40.35
     Houston, TX (Hobby) (1)                 1996       119          92,354      31.2%         50.08       15.64
     Indianapolis, IN                        1988       131       2,360,332      76.9%         64.05       49.23


                                                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                            AVERAGE   REVENUE PER
                                             DATE      NUMBER       ROOM                     DAILY     AVAILABLE
                                            OPENED    OF ROOMS     REVENUE     OCCUPANCY      RATE       ROOM
                                            ------    --------    ---------    ---------    -------   ----------
HAMPTON INN HOTELS, CONT'D.:
     Lakewood (Denver), CO                   1987       150       2,764,313      80.8%         62.34       50.35
     Lansing, MI                             1985       109       1,450,606      66.2%         54.87       36.35
     Laredo, TX                              1995       120       1,748,268      71.7%         55.51       39.81
     Lincoln, NE                             1983       111       1,815,855      80.3%         55.68       44.70
     Memphis, TN                             1992       120       2,297,681      82.3%         63.57       52.32
     Minneapolis, MN (Airport)               1985       135       2,509,844      78.3%         64.88       50.80
     Minneapolis (Milwaukee), MN             1990       127       1,964,348      70.6%         59.88       42.26
     Oklahoma City, OK                       1986       134       2,276,591      75.7%         61.35       46.42
     Omaha, NE                               1985       129       2,146,618      74.1%         61.33       45.47
     Plano, TX (1)                           1996       131         821,222      58.8%         62.72       36.88
     Tulsa, OK                               1986       148       2,092,427      68.7%         56.21       38.63

RESIDENCE INN HOTELS:
     Ann Arbor, MI                           1985        72       1,911,589      87.1%         83.52       72.74
     Charlotte, NC                           1984        80       2,080,103      89.1%         79.91       71.24
     Fishkill, NY                            1988       136       3,956,081      89.3%         89.24       79.70
     Fort Worth, TX                          1983       120       3,161,884      85.4%         84.53       72.19
     Kansas City, MO                         1987        96       2,195,444      77.3%         81.08       62.66
     Providence, RI                          1989        96       2,835,701      91.8%         88.14       80.93
     Torrance, CA                            1984       248       6,452,706      85.1%         83.74       71.28
     Tyler, TX                               1985       128       2,528,310      82.0%         66.01       54.12
     Wilmington, DE                          1989       120       3,010,911      90.5%         76.00       68.74
     Perimeter West (Atlanta), GA            1987       128       3,514,907      76.2%         98.44       75.03
     Orlando, FL                             1984       176       4,654,030      83.8%         86.26       72.25
     Sacramento, CA                          1987       176       4,267,876      78.5%         86.99       68.31

HOLIDAY INN HOTELS:
     Clayton, MO                             1965       253       5,134,804      76.9%         72.14       55.45
     Columbia, SC                            1969       175       2,529,266      71.6%         55.13       39.49
     Flint, MI                               1990       171       4,268,137      81.0%         84.15       68.18
     Lafayette, LA                           1983       242       4,034,039      78.4%         58.13       45.55
     Louisville, KY                          1970       169       2,384,577      75.9%         50.78       38.55
     Crystal Lake (Chicago), IL              1988       196       4,531,345      77.2%         81.86       63.17

COMFORT INN HOTELS:
     Clemson, SC                             1989       122       1,469,631      66.5%         49.50       32.91
     Conyers, GA                             1989        83       1,431,222      74.6%         63.14       47.11
     Detroit (Farmington Hills), MI          1987       135       1,970,082      70.0%         56.94       39.87
     Fort Mill, SC (Charlotte, NC)           1987       153       2,509,643      75.8%         59.10       44.82
     Grand Rapids, MI                        1982       109       1,609,293      76.0%         53.08       40.34
     Marietta, GA                            1989       185       2,923,866      67.9%         63.56       43.18


                                                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                            AVERAGE   REVENUE PER
                                             DATE      NUMBER       ROOM                     DAILY     AVAILABLE
                                            OPENED    OF ROOMS     REVENUE     OCCUPANCY      RATE       ROOM
                                            ------    --------    ---------    ---------    -------   ----------
HOLIDAY INN EXPRESS HOTELS:
     Austin, TX                              1992       125      $2,077,857      71.6%        $63.42      $45.42
     Chicago (Arlington Heights), IL         1989       125       2,279,018      74.2%         67.18       49.81
     Chicago (Downers Grove), IL             1984       123       2,072,129      70.4%         65.36       46.03
     Franklin, TN                            1969       100       1,383,901      72.2%         52.38       37.81
     Milwaukee (Wauwatosa), WI               1984       122       1,772,683      72.7%         54.61       39.70
     Minneapolis (Bloomington), MN
         (Airport)                           1987       142       2,624,073      78.2%         64.57       50.49
     Tupelo, MS                              1963       124       1,224,217      56.6%         47.68       26.97

HAWTHORN SUITES HOTEL:
     Atlanta, GA                             1984       200       5,711,041      73.7%         96.26       70.93

DOUBLETREE HOTEL:
     Del Mar, CA                             1990       220       4,943,196      79.1%         77.64       61.39

EXECUTIVE INN HOTEL:
     Tupelo, MS                              1982       115       1,224,217      68.4%         52.94       36.20

COURTYARD BY MARRIOTT HOTEL:
     Flint, MI (1)                           1996       102          18,417      13.2%         78.04      $10.30

HOMEWOOD SUITES HOTEL:
     Salt Lake City, UT (1)                  1996        98          78,251      18.3%         81.01      $14.79

(1) Represents operations since the opening of hotel in July 1996 for the Hampton Inn in Plano, TX, in November 1996 for the Homewood Suites in Salt Lake City, UT, and in December 1996 for the Hampton Inn in Houston, TX and the Courtyard by Marriott in Flint, MI.


         Recent Acquisitions and Pending Developments. The Partnership acquired four Sheraton Hotels in California with a total of 814 rooms on January 2, 1997 for an aggregate purchase price of approximately $91 million, consisting of cash and 2,244,934 operating partnership units. The Partnership is developing six hotels in the following areas: Jacksonville, FL, Chandler, AZ (2), Plano, TX, Sedona, AZ and Crystal Lake, IL.
Completion of these hotels is expected during 1997.

         Master Agreement. The Company and the Partnership have entered into a master agreement, (the "Master Agreement"), with the Lessees. Under the Master Agreement, the Company and the Partnership have granted to the Lessees, a right of first offer and right of first refusal (the "Right of First Refusal") to lease hotels acquired by the Partnership or the Company until February 27, 2006 (the "Term"), subject to certain exceptions described below.

         During the Term, the Partnership and the Company must deliver to the Lessees a written notice specifying the proposed Base Rent and Percentage Rent upon which the Partnership would be willing to lease a proposed acquisition or development hotel to the Lessees. In the event the Lessees do not agree within 15 days to lease the particular hotel pursuant to the rent terms set forth in the notice, the Partnership may seek an alternative lessee; provided, however, that before executing a lease with such alternative lessee, the Partnership must send a second notice to the Lessees setting forth the final rent terms of the proposed lease between the Partnership and such alternative lessee. The Lessees will then have 5 days to elect to lease the hotel from the Partnership upon the terms set forth in the second notice. If the Lessees do not make such election, the Partnership may enter into a lease with the alternative lessee upon the terms set forth in the second notice.

         The Partnership may terminate the Right of First Refusal at any time following February 27, 2003, in the event the hotels leased by the Lessees throughout such seven-year period fail to meet certain financial performance goals. The Partnership may also terminate the Right of First Refusal: (i) upon the occurrence under a lease of an "Event of Default" by the Lessees; (ii) in the event the Company's status as a real estate investment trust is terminated and the leases are terminated by the Company, and the Company (a) redeems all outstanding Series A Preferred Stock owned by the RFS, Inc. at a price per share equal to the greater of (A) $19.00 or (B) the average sales prices for the Company's Common Stock for the ten trading days prior to the closing date, (b) the Partnership pays the Lessees the fair market value of the remaining terms of the leases and (c) if such termination occurs prior to February 27, 2006, the Partnership pays the Lessees an amount equal to $5,000,000 minus $41,667 for each calendar month which has expired since February 27, 1996; or (iii) if RFS, Inc. fails to maintain a minimum net worth of $15,000,000 during the term of any lease or defaults under the terms of the Master Agreement.

         The Right of First Refusal will not apply to hotels acquired or developed by the Partnership where the seller requires, after the Partnership's reasonable efforts to obtain a price at which the lease or management of the hotel could be bought out or to obtain a price for the hotel without the seller's continued management, that the seller or an affiliate of the seller be the lessee or the manager of the hotel following acquisition by the Partnership ("Excluded Hotels"). The aggregate purchase prices for the Excluded Hotels cannot, in the aggregate, exceed 20% of the aggregate purchase prices for all hotels acquired by the Partnership during the Term.

         The Right of First Refusal also will not apply to the acquisition by the Partnership of any hotel (a "Subject Hotel") located in proximity to a hotel (a "Competing Hotel") owned, leased, managed or franchised by the Lessees or an affiliate of the Lessees such that the ownership, lease, management or franchise of the Competing Hotel would violate the non-competition provisions of the lease with respect to the Subject Hotel if a lease were entered into between the Partnership and the Lessees. The foregoing exception to the Right of First Refusal will not apply if the ownership, lease, management or franchise of the Competing Hotel is pursuant to a lease or other agreement with the Partnership, and even if the exception is applicable, the Partnership must notify the Lessee of its proposed acquisition of the Subject Hotel so that the Lessees have the opportunity to terminate its ownership, lease, management or franchise of the Competing Hotel, or take such other action as is necessary, in order to allow the Lessees to enter into a percentage lease with respect to the Subject Hotel without violating the non-competition restrictions.

         The Right of First Refusal is also inapplicable to any hotels acquired by the Partnership from a real estate investment trust other than the Company in connection with the acquisition by the Partnership of substantially all of the hotels of such other real estate investment trust, whether by merger, purchase of assets or otherwise.

         RFS, Inc. is required to maintain a $15,000,000 tangible net worth during the terms of the Leases. The Master Agreement provides that there can be no change in control of the Lessees without prior consent of the Partnership.

         The Percentage Leases. Each hotel owned by the Partnership is separately leased to the Lessees under a Percentage Lease.

         Effective February 27, 1996, each of the Percentage Leases between the Partnership and RFS, Inc. was amended to provide the following among other things: (i) the term of each Percentage Lease was increased to 15 years from the date of inception; (ii) the non-compete provisions were amended to preclude the Lessees or its Affiliates from owning, leasing, operating, managing or franchising any hotel or motel within a five-mile radius of any hotel in which the Partnership or an Affiliate of the Partnership has an interest, as compared to a previous 20-mile radius restriction; (iii) events of default shall include, among others, (a) the failure of the Lessees to pay quarterly percentage rent when due and payable and continuing for a 10-day period after receipt of notice from the Partnership, as compared to the previous 90-day period and (b) occurrence of an event of default under the Master Agreement (iv) the Lessees shall be required, not later than 60 days prior to commencement of each lease year, to prepare and submit to the Partnership an operating budget and marketing plan; (v) the termination of any Percentage Lease due to total condemnation will not affect any other Percentage Leases then in effect between the Lessee and the Partnership; (vi) any management fee payable to an Affiliate of the Lessees shall be subordinate to the payment of rent to the Partnership under the leases;
(vii) future leases entered into between the Lessees and the Partnership will not be subject to cross-default provisions in regard to the existing percentage leases or other future leases; (viii) the Lessees will have an extended right (120 days as compared to 90 days) to cure defaults under the franchise agreements; (ix) the respective obligations of the parties relating to capital expenditures and repairs and maintenance were clarified and amended, (x) the Partnership will have 120 days to tender a substitute lease to the Lessee upon sale of a hotel by the Partnership, as compared to 90 days previously, and, (xi) percentage rent is payable within 35 days following the end of the first three calendar quarters and on or before February 10 with respect to the fourth calendar quarter.

         On November 21, 1996, a new limited purpose subsidiary of the Partnership issued $75,000,000 of commercial mortgage bonds secured by 15 of the Hotels. In connection with the issuance of the bonds, the Master Agreement was amended and new Percentage Leases were entered into for the 15 Hotels by subsidiaries of the Partnership and the existing Lessee under terms substantially similar to the existing Percentage Leases. The Percentage Leases for the 15 Hotels are not cross-defaulted with the Percentage Leases for the other Hotels.

         Percentage Lease Terms. Fifteen of the Percentage Leases have terms expiring on December 31, 2011 and each of the other Percentage Leases has a term expiring fifteen years from the date of inception. Each Percentage Lease is subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Base Rent accrues and is required to be paid monthly; Percentage Rent is payable quarterly, on or before the 35th day following the end of each of the first three calendar quarters in each fiscal year and on or before February 10 of the next year, with respect to the fourth calendar quarter of each fiscal year, and is calculated by multiplying fixed percentages by room revenue and, with respect to the full service Hotels, beverage revenue and food revenue. For the year ended December 31, 1996, room revenue for each of the Hotels exceeded the amount required to trigger the top tier of room revenue payable as Percentage Rent. The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases.


                                     FIRST TIER                   MIDDLE TIER                    TOP TIER
                                    ------------                  -----------                   ----------
Full Service (1).................   17% to 41.5%                  30% to 70%                    50% to 70%

Extended Stay....................   24% to 41%                    45% to 50%                    60% to 72%

Limited Service..................   20% to 41.5%                     N/A                        50% to 76.5%

(1) Percentage Rent formula also includes 20% of beverage revenue and 5% of food revenue.

         The rent terms for the leases for each Hotel are set forth in Exhibit 10.2(a) to this Form 10-K.

         Under the Percentage Leases for all of the hotels acquired since March 1994, beginning in 1995 and for each year thereafter, the Base Rent and Percentage Rent thresholds for each year will be adjusted to reflect any year-to-year changes in the consumer price index ("CPI") in the two preceding years. Additionally, the Company anticipates the Percentage Leases for hotels acquired in the future will have a similar provision.

         Other than real estate taxes, casualty insurance and maintenance of underground utilities and structural elements, which are obligations of the Partnership, the Percentage Leases require the Lessees to pay rent, personal property taxes, all costs and expenses and all utility and other charges incurred in the operation of the Hotels. The Percentage Leases also provide for rent reductions and abatements in the event of a partial taking of any Hotel or six months after occurrence of an event causing damage or destruction to any Hotel.

         Maintenance and Modifications. Under the Percentage Leases, the Partnership is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of each Hotel. The Partnership is required to fund capital improvements at the Hotels subject to (i) the Partnership's right to approve capital budgets and (ii) the Partnership's right in its sole discretion to refuse to make any capital expenditures required by a franchisor. Otherwise, the Lessees are required, at their expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Hotels in good order and repair.

         The Lessees, at their expense and with the Lessor's prior consent, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements are subject to all the terms and provisions of the Percentage Leases and will become the property of the Partnership upon termination of the Percentage Leases. The Partnership owns substantially all personal property (other than inventory, linens, and other nondepreciable personal property) not affixed to or deemed a part of, the real estate or improvements thereon comprising the Hotels, except to the extent that ownership of such personal property would cause the rents under the Percentage Leases not to qualify as "rents from real property" for REIT income test purposes.

         Insurance and Property Taxes. The Partnership is responsible for paying real estate taxes and casualty insurance premiums on the Hotels. The Lessees are required to pay or reimburse the Partnership for all other insurance on the Hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the Hotels and name the Partnership as an additional insured.

         Indemnification. Under each of the Percentage Leases, the Lessees have agreed to indemnify, and are obligated to hold harmless, the Partnership and its Affiliates, including the Company, from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Partnership or its Affiliates, on account of, among other things, (i) any accident or injury to person or property on or about the Hotels; (ii) any misuse by the Lessees or any of its agents of the leased property; (iii) any environmental liability resulting from conditions caused or resulting from any action or negligence of the Lessees; (iv) taxes and assessments in respect of the Hotels (other than real estate taxes and income taxes of the Company or Partnership on income attributable to the Hotels); (v) liability resulting from the sale or consumption of alcoholic beverages on or in the real property or improvements thereon; or (vi) any breach of the Percentage Leases by Lessees; provided, however, that such indemnification will not be construed to require the Lessees to indemnify the Company and the Partnership against the Company's or Partnership's own grossly negligent acts or omissions or willful misconduct.

         Assignment and Subleasing. The Lessees are not permitted to sublet all or any part of the Hotels or assign its interest under any of the Percentage Leases, other than to an Affiliate of the Lessees, without the prior written consent of the Partnership.

         Damage to Hotels. In the event of damage to or destruction of any Hotel covered by insurance, whether or not such damage or destruction renders the Hotel unsuitable for the Lessees' use and occupancy , the Lessees are obligated to the extent of any insurance proceeds made available to the Lessee and any other sums advanced by the Partnership, to repair, rebuild, or restore the Hotel on the terms set forth in the applicable Percentage Lease. If the insurance proceeds are not adequate to restore the Hotel, each of the Lessees and the Partnership has the right to terminate the Percentage Lease without affecting any other Percentage Leases in effect between the Lessees and the Partnership, by giving notice to the other. The Partnership will retain the insurance proceeds. If the Lessees terminate the Percentage Lease due to the inadequacy of the insurance proceeds, the Partnership may nullify the termination and keep the Percentage Lease in full force by providing within 30 days after receipt of notice of termination the Partnership's unconditional, legally binding obligation to be responsible for restoration costs in excess of the insurance proceeds. If the Percentage Lease is terminated by either the Lessees or the Partnership due to the inadequacy of the insurance proceeds and the inadequacy of insurance proceeds was the result of the Partnership's failure to maintain the proper insurance coverage as required, the Partnership must, within 180 days, pay the Lessee the fair market value of the applicable Percentage Lease on the date of termination or offer other percentage leases to the Lessees having an aggregate fair market value of no less than the fair market value of the applicable Percentage Lease. If damage or destruction of a Hotel is not covered by insurance, the provisions of the Percentage Lease which govern inadequacy of coverage apply. The Percentage Lease shall remain in full force and effect during the first six months of any period required for repair or restoration of any damaged or destroyed Hotel, after which time, rent will be equitably abated.

         Condemnation of Hotels. In the event of a total condemnation of a Hotel, the relevant Percentage Lease will terminate with respect to such Hotel as of the date of taking the Partnership and the Lessees will be entitled to their shares of any condemnation award in accordance with the provision of the Percentage Lease. In the event of a partial taking which does not render the Hotel unsuitable for the Lessees' use, the Lessees shall restore the untaken portion of the Hotel to a complete architectural unit but only to the extent of any condemnation awards made available to Lessee or amounts advanced by Partnership. If the condemnation award is not adequate to restore a Hotel, each of the Lessees and Partnership have the right to terminate the Percentage Lease on the Hotel without affecting the other leases between the Lessees and the Partnership then in effect..

         Events of Default. Events of Default under the Percentage Leases include, among others, the following:

         (i) the occurrence of an Event of Default under any other lease between the Partnership and the Lessees or any Affiliate of the Lessees (with respect to the leases entered into prior to February 27, 1996);

         (ii) The failure by the Lessees to pay Base Rent when due and the continuation of such failure for a period of 10 days after receipt by the Lessees of notice from the Partnership thereof;

         (iii) the failure by the Lessees to pay the excess of Percentage Rent over Base Rent when due and continuation of such failure for a period of 10 days after receipt by the Lessee of Notice from the Partnership thereof;

         (iv) the failure by the Lessees to observe or perform any other term of a Percentage Lease and the continuation of such failure for a period of 30 days after receipt by the Lessees of notice from the Partnership thereof, unless such failure cannot be cured within such period and the Lessees commence appropriate action to cure such failure within said 30 days and thereafter acts, with diligence, to correct such failure within such time as is necessary;

         (v) if the Lessees shall file a petition in bankruptcy or reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law, or shall be adjudicated a bankrupt or shall make an assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of the Lessees as a bankrupt or its reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and the Lessees shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof, or if a receiver of the Lessees or of the whole or substantially all of the assets of the Lessees shall be appointed in any proceeding brought by the Lessees or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against the Lessees shall not be vacated or set aside or stayed within 60 days after such appointment;

         (vi) if the Lessees voluntarily discontinue operations of a Hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

         (vii) if the franchise agreement with respect to a Hotel is terminated by the franchisor as a result of any action or failure to act by the Lessees or its agents, other than a failure to complete a capital improvement required by the franchisor as a result of the Company's failure to fund the capital improvement; or

         (viii)  if the Lessees default under the Master Agreement.

         If an Event of Default occurs and continues beyond any curative period, the Partnership will have the option of terminating the Percentage Lease and may terminate any other Percentage Lease which is subject to a cross-default with such Percentage Lease by giving the Lessees ten days' written notice of the date for termination of the Percentage Leases and, unless such Event of Default is cured prior to the termination date set forth in said notice, the Percentage Leases shall terminate on the date specified in the Company's notice and the Lessee is required to surrender possession of the affected Hotels.

         Termination of Percentage Leases on Disposition of the Hotels. In the event the Partnership enters into an agreement to sell or otherwise transfer a Hotel, the Partnership will have the right to terminate the Percentage Lease with respect to such Hotel and either (i) pay the Lessees the fair market value of the Lessees' leasehold interest in the remaining term of the Percentage Lease to be terminated or (ii) within 120 days of termination of the lease, offer to lease to Lessees a substitute hotel on terms that would create a leasehold interest in such Hotel with a fair market value equal to or exceeding the fair market value of the Lessees' remaining leasehold interest under the Percentage Lease to be terminated.

         Franchise License. The Lessees are the licensee under the franchise licenses on the hotels currently owned by the Partnership and are expected to hold the franchise licenses for future hotels leased from the Partnership. Upon the occurrence of certain events of default by the Lessees under a franchise license, each franchisor has agreed to transfer the franchise license for the hotel to the Partnership (or its designee). The Company anticipates that the franchisors of the hotels currently under contract will agree to a similar arrangement. In exchange, the Partnership has guaranteed all of the Lessees' franchise payments under the franchise agreements.

         Other Lease Covenants. The Lessees have agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of not more than 50%, exclusive of capitalized leases. Management fees paid to affiliates of the Lessees are subordinated to the lease payments.

         Breach by Partnership. If the Partnership fails to cure a breach by it under a Percentage Lease, the Lessees may purchase the relevant Hotel from the Partnership for a purchase price equal to at least the Hotel's then fair market value. Upon notice from the Lessees that the Partnership has breached the Lease, the Partnership has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays.

         Inventory. All inventory required in the operation of the Hotels is purchased and owned by the Lessee at its expense. The Partnership has the option to purchase all inventory related to a particular Hotel at its fair market value upon termination of the related Percentage Lease.

         Franchise Agreements. All but one of the Hotels, the Executive Inn in Tupelo, Mississippi, are licensed to operate under a franchise license. Seventeen Hotels are licensed as Hampton Inn hotels, twelve are licensed as Residence Inn hotels, six are licensed as Comfort Inn hotels, seven are licensed as Holiday Inn Express hotels, six are licensed as Holiday Inn hotels, one is licensed as a Hawthorn Suites hotel, one is licensed as a Doubletree hotel, one is licensed as a Homewood Suites, one is licensed as a Courtyard by Marriott and one is licensed as a Ramada Hotel. Holiday Inn and Holiday Inn Express are registered trademarks of Holiday Inn, Inc. Ramada Hotel is a registered trademark of Franchise System Holdings, Inc. Comfort Inn is a registered trademark of Choice Hotels International, Inc. Residence Inn and Courtyard by Marriott are registered trademarks of Marriott Corporation. Hampton Inn and Homewood Suites are registered trademarks of The Promus Companies, Inc. Hawthorn Suites is a registered trademark of Hawthorn Suites Hotels. Doubletree is a registered trademark of Doubletree Corporation.

         The franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the Lessees, Alpha and TMH as applicable, must comply. The franchise licenses obligate the Lessees to comply with the franchisor' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

         The Lessees hold the franchise license for each Hotel. The Partnership paid the franchise license application fees with respect to the Hotels. The franchisors may require the Partnership to complete certain capital improvements to certain of the Hotels. The Partnership will fund the costs of the improvements and will own the improvements. The Company estimates that all of such required improvements to Hotels will be completed by the middle of 1997. The franchisors of any Hotels on which improvements have been required will permit the operation of such Hotels prior to completion of the improvements under conditional franchise license.

         Each franchise license gives the Lessees the right to operate the particular Hotel under a franchise for a period of from ten to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessees' failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The Lessees are entitled to terminate the franchise license only by giving at least 12 months notice and paying a specified amount of liquidated damages. The license agreements will not renew automatically upon expiration. The Lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the Holiday Inn franchise agreements, the Lessees are required to pay a franchise fee of 4% of room revenue (plus additional fees) from the Hotels operating as Holiday Inn hotels and a franchise fee ranging from 4-5% of room revenue (plus additional fees) from the Hotels operating as Holiday Inn Express hotels. Under the Ramada franchise agreement, the Lessees are required to pay a franchise fee of 3% of revenue from the Ramada Hotel, plus fees for use of the reservation system and other miscellaneous fees. Under the Comfort Inn franchise agreements, the Lessees are required to pay a franchise fee ranging from 4-5% of revenue for the Hotels operating as Comfort Inn hotels plus fees for use of the reservation system and other miscellaneous fees. Under the Promus Companies, Inc. franchise agreements, the Lessees are required to pay a franchise fee ranging from 4-5% of room revenue (plus additional fees) from the Hotels operating as Hampton Inn hotels and 5% from the Hotels operating as Homewood Suites hotels. Under the Marriott Corporation franchise agreement, the Lessees are required to pay a franchise fee ranging from 3-5% of room revenue (plus additional fees) from the Hotels operating as Residence Inn hotels and 5% from the Hotels operating as Courtyard by Marriott hotels. Under the Hawthorn Suites franchise agreement, the Lessees are required to pay a franchise fee of 4% of room revenue (plus additional fees) from the Hotels operating as Hawthorn Suites. Under the Doubletree Corporation franchise agreement, the Lessees are required to pay 3% from the Hotels operating as Doubletree hotels.

         The franchisors have agreed that, in the event of a default by the Lessees under a franchise agreement with respect to a franchised Hotel currently owned by the Partnership, the franchise license for that Hotel will be assigned to the Partnership or a designee of the Partnership acceptable to the franchisor. The Partnership anticipates that the franchisors of future hotels acquired will agree to similar arrangements. The Partnership will be obligated to pay the franchisor's actual costs of investigating the Partnership's designee and processing the transfer, but will pay no transfer fee. In consideration of the franchisors' agreements to transfer the franchise licenses upon default by the Lessees as described above, the Partnership has agreed to guarantee the Lessees' obligations to make the franchise fee payments to the franchisors under the franchise agreements.


ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor the Partnership currently is involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Partnership. The Lessees, Alpha and TMH have advised the Company that they currently are not involved in any material litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "RFS" on September 7, 1996. It previously traded on the Nasdaq Stock Market under the symbol "RFSI". The high and low sales prices for the shares on The Nasdaq Stock Market prior to September 6, 1996 and on the NYSE subsequent to September 5, 1996 and the dividends declared per share since August 13, 1993, the date of inception, are as follows:



                                     Stock Price  Dividend
                                    High     Low  Per Share
                                    ----     ---  ---------
        First Quarter 1995         15.87    13.00   0.29
        Second Quarter 1995        16.25    14.12   0.30
        Third Quarter 1995         16.25    13.75   0.31
        Fourth Quarter 1995        15.75    14.37   0.33

        First Quarter 1996         18.50    15.37   0.34
        Second Quarter 1996        18.00    14.87   0.36
        Third Quarter 1996         17.12    14.75   0.36
        Fourth Quarter 1996        19.75    14.87   0.36

(b)     Holders

        The number of holders of record of shares of common stock was 197 as of March 14, 1997.

(c)     Dividend

        The Company intends to pay regular quarterly dividends, which are dependent upon receipt of distributions from the Partnership, in order to maintain its REIT status under the Internal Revenue Code.

ITEM 6.  SELECTED FINANCIAL DATA

        The following tables set forth (i) selected historical financial data for the Company; (ii) selected historical financial data for RFS, Inc.; and
(iii) selected financial data for the Company's predecessor.

        The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere, and incorporated by reference.

                                           (in thousands, except per share data)


                                               THE  COMPANY
                                  ---------------------------------------
                                    1996       1995       1994     1993(1)
                                    ----       ----       ----     ----
Total revenue                     $ 61,986   $ 48,307   $ 23,354   $ 2,011
Income before minority interest     35,087     31,085     14,351     1,236
Net income                          34,587     30,646     14,156     1,208
Net income per share                  1.37       1.26       0.94      0.25
Cash dividends per share              1.39       1.18       1.02      0.11
Funds from operations               45,723     39,663     18,109     1,576
Total assets                       499,129    376,962    346,870    80,754
Total debt                         133,064     30,186      2,420         0



                                                  RFS,  INC.
                                  ---------------------------------------
                                   1996        1995       1994       1993
                                   ----        ----       ----       ----
Total revenue                     $151,503   $122,818   $ 62,616   $10,536
Income from continuing operations    6,668      2,129        759       639
Net income                           6,668      2,129        657       565
Total assets                        39,217     14,134     11,601     5,636
Total debt                             324        672      1,511     1,625


                                            THE INITIAL HOTELS (2)
                                            ----------------------
                                                1993      1992
                                                ----      ----
Hotels' total revenue                          11,668   $ 19,596
Income before interest, depreciation
    and amortization                            2,020      3,136
Income (loss) before minority interest
    or extraordinary gain                        (911)    (1,329)
Net income (loss)                                (911)    (1,060)
Total assets                                      n/a     27,923
Total debt                                        n/a     23,772


(1) For the period August 13, 1993 (inception of the Company) through December 31, 1993.
(2) Information for the Initial Hotels relates to periods prior to August 13, 1993, the date of acquisition of the Initial Hotels by the Company. Under the rules and regulations of the Securities and Exchange Commission, the Initial Hotels are deemed to be the predecessor to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

       Following is Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company and the Lessee.


THE COMPANY

Incorporated herein by reference to the Company's Annual Report for the year ended December 31, 1996 and filed as Exhibit 13.1 to this Form 10-K.


THE LESSEE

BACKGROUND

The Partnership leases all of its hotels to RFS, Inc. (the "Lessee") pursuant to Percentage Leases as described above. Effective February 27, 1996, the Lessee was acquired by and became a wholly-owned subsidiary of Doubletree Corporation ("Doubletree") in a business combination accounted for as a pooling of interests. The Lessee generates substantially all of its revenues from operating and managing hotels leased to it by the Partnership. As of December 31, 1996, the Lessee manages and/or leases 62 hotels, 52 of which are leased from the Partnership.


RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

        Total revenues increased $28.7 million or 23% to $151.5 million for the year ended December 31, 1996 compared to $122.8 million for the year ended December 31, 1995. The increase in hotel revenues of $26.4 million was attributable to the net addition of four leased properties as compared to the 1995 period and an increase of approximately $5 in average daily rate to $68 on a same store basis while occupancy remained stable at approximately 77%. Additionally, revenues in the current year include the full year results of seven hotels that commenced operations in 1995. The margin on hotel results (hotel revenues less leased hotel expenses and lease expenses) increased $3.0 million or 37% from $8.2 million to $11.2 million reflecting the improved operating performance of the hotels partially offset by increased lease payments to the lessor attributable to increased revenues.

        Management and consulting fees increased 81% to $0.8 million reflecting the net addition of eight management contracts that commenced in the first half of 1995. Other fees and income increased $1.9 million principally attributable to interest income on invested cash balances and loans made to the owners of certain of the managed hotels and dividend income generated from the investment in the convertible preferred stock of the Company.

        General and administrative expenses decreased 35% or $2.0 million primarily due to a reduction in headcount realized after the acquisition of the Lessee by Doubletree Corporation in February 1996. Business combination expenses of $1.0 million incurred in connection with the acquisition of the Lessee by Doubletree, principally consisted of legal, professional and accounting fees, and certain other expenses. The nominal increase in depreciation and amortization reflects the amortization of the franchise application fees paid in connection with the acquisition.

        The provision for income taxes in 1996 reflects a 35% effective tax rate, the consolidated effective tax rate for Doubletree Corporation in 1995 and 1996. Prior to its acquisition by Doubletree Corporation, the Lessee was a Subchapter S Corporation, and generally was not subject to income taxes. Excluding the business combination expenses and utilizing an effective tax rate of 35% for 1995, net income would have increased $4.6 million from $2.1 million or 223%.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

        Total revenues increased $60.1 million or 96% to $122.8 million for the year 1995 compared to $62.7 million for the year ended 1994. The increase in hotel revenues of $60.4 million was attributable to the net addition of seven leased properties as compared to those leased as of December 31, 1994 plus the full year results of 31 hotels that the Lessee commenced leasing during 1994. Additionally, the portfolio experienced increases in occupancy and the average daily rate for guest rooms as compared to the prior year. The margin on hotel results (hotel revenues less leased hotel expenses and lease expenses) increased $4.4 million or 117% from $3.8 million to $8.2 million reflecting the increased number of hotels, improved operating results and the fixed nature of certain expenses that do not increase in proportion to increases in revenues.

        General and administrative expenses increased 65% or $2.1 million primarily due to an increase in headcount and other corporate expenses directly attributable to the growth in the number of hotels managed and/or leased as compared to 1994. Depreciation and amortization increased nominally.

        The provision for income taxes in 1995 reflects the Lessee's election, commencing January 1, 1995, to be taxed as a Subchapter S Corporation. Accordingly, the Lessee was generally not subject to income taxes. For the year ended December 31, 1994, the Lessee's effective tax rate was approximately 42% which more closely resembles the statutory federal and state income tax rates. Excluding the business combination expenses and utilizing an effective tax rate of 35% for 1995, net income would have increased $1.4 million from $0.7 million or 213%.

LIQUIDITY AND CAPITAL RESOURCES

The principal source of cash to the Lessee, other than capital contributions from Doubletree Corporation, will come from operations. Since inception, the Lessee, has been able to meet its rent obligations under the Percentage Leases. During 1996, the Lessee generated cash flow from operations of $3.7 million as compared to $6.2 million during 1995. The decrease was principally attributable to changes in the Lessee's receivable and payables offset by an increase of $4.5 million in net income. The Lessee expects that its cash flow from operations will be sufficient to meet its liquidity and capital requirements.


 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1996.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder
RFS, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheet of RFS, Inc. and Subsidiary (a wholly-owned subsidiary of Doubletree Corporation) ("Company") as of December 31, 1996 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of RFS, Inc. as of December 31, 1995 and for each of the years in the two-year period then ended, were audited by other auditors whose report was dated February 2, 1996, except for a subsequent events note dated February 27, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RFS, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP





Memphis, Tennessee
January 20, 1997

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)



                                 ASSETS                                         1996             1995
                                 ------                                         ----             ----
CURRENT ASSETS:
    Cash and cash equivalents                                                  $7,108             9,238
    Trade receivables (net of an allowance for doubtful accounts of
       $62 and $40 at December 31, 1996 and 1995, respectively)                 3,287             2,507
    Inventories                                                                   168               173
    Prepaid expenses                                                              354               192
    Due from parent                                                             1,749                 -
                                                                              -------            ------
                    TOTAL CURRENT ASSETS                                       12,666            12,110

Investments in RFS Hotel Investors, Inc.                                       20,032             1,379
Note receivable                                                                 3,000                 -
Leasehold improvements and office equipment, net                                  300               334
Capitalized franchise costs                                                     2,563                 -
Deferred costs and other assets, net                                              656               311
                                                                               ------            ------
                                                                              $39,217            14,134
                                                                               ======            ======
                  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Note payable                                                              $   324                 -
    Current maturities of long-term debt                                            -                53
    Accounts payable and accrued expenses                                       6,350             7,071
    Lease payable                                                               6,775             5,795
    Other                                                                           -               185
                                                                               ------            ------
                   TOTAL CURRENT LIABILITIES                                   13,449            13,104
Net deficit in partnerships and ventures                                          314               312
Long-term debt, less current maturities                                             -               619
Deferred income taxes                                                              61                36
                                                                               ------            ------
                    TOTAL LIABILITIES                                          13,824            14,071
                                                                               ------            ------


                                   (Continued)

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                           1996             1995
                                                                           ----             ----
STOCKHOLDER'S EQUITY:
    Common stock, no par value; 5,000 shares authorized;
       100 and 896 shares issued and outstanding at
       December 31, 1996 and 1995, respectively                        $     282               282
    Additional paid-in capital                                            18,500                 -
    Unearned employee compensation                                          (141)             (211)
    Unrealized gain on marketable equity securities,
       net of income taxes                                                   114                22
    Retained earnings (accumulated deficit)                                6,638               (30)
                                                                          ------            ------
                    TOTAL STOCKHOLDER'S EQUITY                            25,393                63
                                                                          ------            ------
Commitments and contingencies
                                                                          ------            ------
                                                                         $39,217            14,134
                                                                          ======            ======


See accompanying notes to consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                     1996           1995           1994
                                                                     ----           ----           ----
REVENUES:
    Hotel revenue                                                  $148,699        122,253          61,825
    Management and consulting fees                                      817            452             666
    Other                                                             1,987            113             221
                                                                  ---------        -------          ------
                    TOTAL REVENUES                                  151,503        122,818          62,712
                                                                  ---------        -------          ------
EXPENSES:
    Hotel expenses:
       Salary and benefits                                           30,299         25,847          15,654
       Franchise costs                                               10,153          8,315           4,078
       Advertising and promotion                                      5,069          4,294           2,749
       Utilities                                                      7,090          6,151           3,317
       Repair and maintenance                                         7,088          6,006           3,194
       Leases, insurance and taxes                                    1,214          1,603             650
       Other operating costs                                         16,486         14,624           6,756
                                                                  ---------        -------          ------
                                                                     77,399         66,840          36,398
    General and administrative                                        3,430          5,386           3,257
    Business combination expenses                                         -          1,007               -
    Depreciation and amortization                                       266            172              77
    Lease expense   60,148                                           47,249         21,666
                                                                  ---------        -------          ------
                    TOTAL OPERATING EXPENSES                        141,243        120,654          61,398
                                                                  ---------        -------          ------
                    INCOME FROM CONTINUING OPERATIONS
                        BEFORE INCOME TAXES                          10,260          2,164           1,314
Income taxes                                                         (3,592)           (35)           (555)
                                                                  ---------        -------          ------
                    INCOME FROM CONTINUING OPERATIONS                 6,668          2,129             759
Loss on discontinued operations, net of related tax
    benefit of $57 in 1994                                                -              -            (102)
                                                                  ---------        -------          ------
                    NET INCOME                                   $    6,668          2,129             657
                                                                  =========        =======          ======


See accompanying notes to consolidated financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                    1996             1995            1994
                                                                    ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  6,668          2,129             657
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                290            172             147
          Equity in loss of partnerships                                 -            198               -
          Provision for bad debts                                       22             40             131
          Net gain on sale of partnership interests                      -              -             (96)
          Deferred income tax provision                                  -           (158)             (1)
          (Increase) decrease in accounts receivable                  (766)           163            (989)
          (Increase) decrease in other assets                       (1,818)           121            (182)
          Increase (decrease) in accounts payable and
              accrued expenses                                        (733)         3,582           6,105
                                                                   -------         ------           -----
                    NET CASH PROVIDED BY
                        OPERATING ACTIVITIES                         3,663          6,247           5,772
                                                                   -------         ------           -----
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in RFS Hotel Investors, Inc.                        (18,500)             -               -
    Investments in partnerships and ventures                          (175)          (270)           (185)
    Distributions from partnerships and ventures                         2              1              84
    Franchise application fees                                      (2,626)             -               -
    Purchase of furniture and equipment                                (79)          (241)            (56)
    Loan to owners of managed hotels                                (3,000)             -               -
    Purchase of marketable securities                                    -           (516)              -
    Increase in deferred costs and other assets                        (90)           (82)             76
                                                                   -------         ------           -----
                    NET CASH USED BY INVESTING ACTIVITIES          (24,468)        (1,108)            (81)
                                                                   -------         ------           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contribution of paid-in capital from parent                     18,500              -               -
    Payments on notes payable                                          175           (839)           (414)
    Payment of preferred stock dividends                                 -              -             (34)
    Distributions to common stockholders                                 -         (2,055)              -
    Purchase of preferred and common stock                               -              -            (182)
                                                                   -------         ------           -----
                    NET CASH PROVIDED (USED) BY
                         FINANCING ACTIVITIES                       18,675         (2,894)           (630)
                                                                   -------         ------           -----

                                   (Continued)

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                        1996    1995     1994
                                                        ----     ----    ----
                    NET INCREASE (DECREASE) IN CASH   $(2,130)   2,245   5,061

Cash and cash equivalents:

    Beginning of year                                   9,238    6,993   1,932
                                                       ------    -----   -----
    End of year                                       $ 7,108    9,238   6,993
                                                       ======    =====   =====
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                     $    19      100     150
                                                       ======    =====   =====
    Income taxes paid                                 $ 3,666      123     424
                                                       ======    =====   =====

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    On January 2, 1995, the Company issued 12 shares of common stock to employees at an estimated fair value on the date of grant of $281,000. In 1995, furniture and equipment with cost and accumulated depreciation of $250,000 was retired.
    In 1994, furniture and equipment with cost and accumulated depreciation of $250,000 was retired. The Company retired $100,000 of preferred stock purchased during 1994. On December 31, 1994, the Company converted $440,000 in preferred stock to common stock.


See accompanying notes to consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(1)      ORGANIZATION AND PRESENTATION

         Effective February 27, 1996, RFS, Inc. (the "Company") became a wholly-owned subsidiary of Doubletree Corporation ("Doubletree") in a transaction accounted for as a pooling of interests. The Company generates substantially all of its revenue from operating and managing leased hotels owned by RFS Partnership, L.P. (the "Partnership"). The Partnership is 98% owned by RFS Hotel Investors, Inc. (the "REIT").

         Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to the Company under individual lease agreements (collectively, the Percentage Leases). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the February 27, 1996 merger with Doubletree, the Company amended each of the individual Percentage Leases. The significant amendments include extending the terms of the leases, clarifying the Company's and the Partnership's responsibilities with respect to repairs and maintenance at the hotels and clarifying certain other provisions of the Percentage Leases. These provisions include the Partnership granting the Company a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership.

         At December 31, 1996, the Company leased 52 hotels from the Partnership. At December 31, 1996, the Company operated 62 hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between the Lessee and Alpha Inn Management Company and TMH, Inc. Additionally, the Company manages 10 hotels for unrelated entities. The Company leases and/or manages hotel properties in 22 states, primarily in the Southeast and Midwest and substantially all are affiliated with a nationally recognized franchise.

         Prior to December 31, 1994, the Company was the parent corporation of six subsidiaries which were involved in various real estate development and management activities. Effective December 31, 1994, these six subsidiaries were merged into the Company. This merger has been treated as a combination of entities under common control and is accounted for in a manner similar to that of a pooling of interests.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      REVENUE RECOGNITION

                  Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

         (b)      LEASE EXPENSE

                  Lease expense is recognized as due to the Partnership under the Percentage Leases commencing on the date a lease is executed between the Partnership and the Company.

         (c)      CAPITALIZED FRANCHISE COSTS

                  In connection with the Company's acquisition by Doubletree, franchise application fees were paid to various franchisors of the Hotels. These fees are amortized over the remaining lives of the franchise agreements. The recoverability of the franchise application fees are periodically evaluated to determine whether such costs will be recovered from future operations.

                  The initial cost of obtaining the franchise licenses is paid by the Partnership, and the ongoing franchise fees are paid by the Company. These fees are generally computed as a percentage of room revenue for each respective hotel in accordance with the franchise agreements.

         (d)      LEASEHOLD IMPROVEMENTS AND OFFICE EQUIPMENT

                  Improvements to office leaseholds are amortized over the shorter of the lives of the assets or the terms of the related leases. Office furniture and equipment is depreciated using the straight-line basis over their estimated useful lives, which is 7 years for furniture and 5 years for equipment. Accumulated depreciation at December 31, 1996 and 1995 was approximately $431,000 and $318,000, respectively.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  Maintenance and repairs are charged to operations as incurred; major renewals and betterments at the hotels are the responsibility of the Partnership. When furniture and equipment are sold, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to operations.

         (e)      INVENTORIES

                  Inventories consisting of food and beverages are stated at the lower of cost (generally first-in, first-out) or market.

         (f)      INVESTMENTS

                  Investments in partnerships and ventures in which the Company controls the assets of the partnership are accounted for using the equity method. All other investments are accounted for using the cost method with the exception of marketable equity securities which are classified as available-for-sale and recorded at fair value with unrealized gains or losses reflected in stockholder's equity pursuant to FASB Statement No. 115.

         (g)      INCOME TAXES

                  Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  The Company's parent, Doubletree, files a consolidated federal income tax return. The intercompany settlement of taxes paid is based on an informal tax sharing agreement which allocates taxes to the Company based upon a proportionate allocation of Doubletree's consolidated current and deferred tax expenses. Prior to its acquisition by Doubletree the Company elected Subchapter S corporation status for federal income tax purposes and certain states effective January 1, 1995. The Company's Subchapter S corporation election was revoked upon the Company's acquisition by Doubletree.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (h)      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

         (i)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (j)      RECLASSIFICATIONS

                  Certain prior period amounts have been reclassified to conform to 1996 presentation.

(3)      INVESTMENTS IN RFS HOTEL INVESTORS, INC.

         The Company has the following investments in RFS Hotel Investors, Inc. and its related entity RFS Partnership, L.P. (in thousands):


                                                                     1996              1995
                                                                     ----              ----
         RFS HOTEL INVESTORS, INC.

                  Series A Convertible Preferred Stock             $18,500                -
                  Common Stock                                         691              538

         RFS PARTNERSHIP, L.P.
                  Partnership Units                                    841              841
                                                                    ------            -----
                                                                   $20,032            1,379
                                                                    ======            =====

         On February 27, 1996, the Company received from the REIT 973,684 shares of the REIT's Series A Convertible Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of $18.5 million or $19.00 per share. The Series A Preferred Stock has an initial preference value of $19.00 per share ("Stated Value"), a par value of $.01, and is senior to the REIT's common stock as to dividends and upon liquidation of the REIT. Each

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         share of Series A Preferred Stock has one vote and is convertible into one share of the REIT's common stock after the seventh anniversary of the issuance. The shares of Series A Preferred Stock are entitled to a $1.45 cumulative dividend per share. The Series A Preferred Stock has mandatory redemption rights upon the occurrence of certain events which are under the REIT's control. The REIT can redeem the Series A Preferred Stock after the seventh anniversary of issuance at the Stated Value, together with all accrued and unpaid dividends.

         The Company's investment in the Partnership units is carried at the amount of cash consideration the Company could have received in lieu of Partnership units which is approximately $841,000 on 77,904 units owned. At present, there is no market for the Partnership units. However, the Partnership units are convertible into REIT common stock. The Company owns 35,000 shares of REIT common stock carried at their market value of $691,020 and $538,125 at December 31, 1996 and 1995, respectively.

(4)      INVESTMENTS IN PARTNERSHIPS

         Information with respect to the Company's investments in partnerships at December 31, 1996 and 1995 is as follows:


                                                                                              CARRYING VALUE
                                                         %              TYPE OF               (IN THOUSANDS)
                   ENTITY                            OWNERSHIP          INTEREST            1996          1995
                   ------                            ---------          --------            ----          ----
         Devonshire Associates                           10%            General            $   1         $   1
         SF Partners                                      2%            General                -             1
         Highland Plaza Partners, Ltd.                    5%            General                1             1
         DDP Partners, L.P.                               5%            General               13            14
                                                                                            ----          ----
                                                                                              15            17
         Shelby Distribution Partners, L.P.              46%            General             (329)         (329)
                                                                                             ---           ---
                                                                                           $(314)        $(312)
                                                                                             ===           ===

(5)      NOTE RECEIVABLE

         In June 1996, the Company obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with obtaining these contracts, the Company loaned $3 million to the owners, principally for renovations. The note is unsecured, bears interest at 10% and is repayable as follows: $300,000 on December 31, 1998, $600,000 on December 31, 1999, $300,000 on
         December 31, 2000, $1,800,000 on December 31, 2001.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      DEBT

         At December 31, 1996 and 1995, debt consists of the following (in thousands):

                                                                                             1996             1995
                                                                                             ----             ----
              Notes payable on premium financing contracts, monthly
                 payments of approximately $47,000 including interest
                 at 5.25% due September 1997, uncollateralized                               $324                 -
              Note payable to stockholder, monthly payments of
                 approximately $9,000 including interest at 8% due
                 through May 2011, uncollateralized, paid-off in
                 February 1996                                                                  -               672
                                                                                              ---               ---
                                                                                             $324               672
                                                                                              ===               ===

(7)      PREFERRED AND COMMON STOCK

         In connection with the Company's acquisition by Doubletree, the Company retired all its issued and outstanding common stock and issued 100 new shares to Doubletree. In addition, Doubletree made a $18,500,000 capital contribution to the Company. The proceeds from this capital contribution were used to acquire Series A Preferred Stock issued by the REIT as discussed in note 3.

         In 1995, the Company granted a total of 12 shares of common stock to certain employees. These shares were recorded at the estimated fair value on the date of grant. These shares vest ratably over the next four years. Such vesting requirements are contingent upon the employees' continued employment with the Company.

         In 1994, the Company converted 56 shares of Series A preferred stock and 108 shares of Series B preferred stock into 164 shares of common stock. During 1994, the Company declared and paid dividends of $321,000 and $100,000 per share on each outstanding share of Series A and B preferred stock, respectively. Simultaneously, with the conversion of the preferred stock, the Company retired 280 shares of common stock held in treasury.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      DISCONTINUED OPERATIONS

         During 1994, the construction division and the property management division of a former subsidiary and the operations of another former subsidiary were sold to related parties at nominal selling prices. The disposal date for the construction division was June 30, 1994; the disposal date for the property management division and the operations of the former subsidiary was December 31, 1994. No gains or losses were recognized on these sales. The net 1994 and 1993 results of the operations for these three activities have been presented in the accompanying statement of income in the caption "loss on discontinued operations." On a combined basis, these three activities had revenue of $5,014,000 for 1994 and total assets of $179,000 at December 31, 1994.

(9)      INCOME TAXES
         Effective February 27, 1996, the Company's results of operations are included in Doubletree's consolidated U.S. Federal income tax return. Under the terms of an informal agreement, the Company makes payments to Doubletree for a proportionate allocation of Doubletree's consolidated current and deferred income tax expense. During 1996, income tax expense of approximately $3,592,000 was recorded and the Company remitted $3,666,000 to Doubletree for income tax payments. At December 31, 1996, $75,000 was due from the Parent in settlement of the 1996 tax estimates.

         The following represents the significant components of income tax expense and the effect of recognizing deferred tax assets and liabilities on various temporary differences for years prior to 1996 (in thousands):


                                                                             1995        1994
                                                                             ----        ----
              Federal:
                 Current                                                    $   -         502
                 Deferred                                                       -         (39)
                 Change in tax status                                        (161)          -
                                                                              ---         ---
                                                                             (161)        463
                                                                              ---         ---
              State:
                 Current                                                      193          54
                 Deferred                                                       3          (9)
                 Utilization of net operating loss carryforwards                -          47
                                                                              ---         ---
                                                                              196          92
                                                                              ---         ---
                                                                            $  35         555
                                                                              ===         ===

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company income tax provision for 1995 and 1994 was calculated as follows (in thousands):

                                                                                             1995              1994
                                                                                             ----              ----
              Tax at federal statutory rate                                                 $   -               447
              Non-deductible expenses                                                           -                23
              State income taxes, net of federal benefit                                      196                69
              Reduction in federal deferred tax liability
                 due to change in tax status                                                 (161)                -
              Other                                                                             -                16
                           Income tax provision                                             $  35               555
                                                                                             ====               ===

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows (in thousands):

                                                                         1995
              Deferred tax liabilities:                                  ----
                 Furniture and equipment                               $    4
                 Investments in partnerships                               48
                                                                         ----
                                                                           52
              Deferred tax assets:                                       ----
                 Allowance for doubtful accounts                            2
                 Accruals for certain employee benefits                    14
                 Net operating loss carryforwards                         180
                                                                         ----
                                                                          196
              Valuation allowance for deferred tax assets                (180)
                                                                         ----
                                                                           16
                           Net deferred tax liabilities                 $  36
                                                                         ====

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)     COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancelable operating lease agreements expiring at varying intervals through 2002. The future minimum rental payments required under these leases as of December 31, 1996 are as follows (in thousands):


                      YEAR                                    AMOUNT
                      ----                                    ------
                  1997                                       $   301
                  1998                                           301
                  1999                                           312
                  2000                                           315
                  2001                                           315
                  Thereafter                                      79
                                                             -------
                                                              $1,623

         Rental expense, except for the lease expense described below, was approximately $301,000 $431,000 and $211,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Company has future lease commitments to the Partnership under the Percentage Leases through 2011. At December 31, 1996, minimum future rental payments under the Percentage Leases are as follows (in thousands):


                      YEAR                                AMOUNT
                      ----                                ------
                  1997                                   $  26,979
                  1998                                      26,925
                  1999                                      26,925
                  2000                                      26,925
                  2001                                      26,925
                  Thereafter                               201,632
                                                           -------
                                                          $336,311

         The Company paid base rents of approximately $25,255,000, $21,995,000 and $10,705,000 and percentage rents in excess of base rents of approximately $34,893,000, $25,254,000 and $10,961,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Company had a net payable to the Partnership of $6,775,000 and $5,795,000, respectively, for percentage rents and other transactions.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company has management agreements with two hotel operators to manage four of the leased hotels. The management agreements have terms ranging from ten to twenty years and provide for a fee based on a percentage of each hotel's revenue.

(11)     RELATED PARTY TRANSACTIONS

         Certain of the partnerships in which the Company has an interest and certain former stockholders owed the Company approximately $439,000 and $197,000 for advances and other transactions at December 31, 1996 and 1995, respectively.

         At December 31, 1995 and 1994, the Company owed the Chairman of the Board approximately $672,000 and $902,000, respectively, under a promissory note for the purchase of common stock of a former subsidiary. Interest expense related to this note was approximately $63,000 and $73,000 for the years ended December 31, 1995 and 1994, respectively. The promissory note was repaid in February 1996.

         The Company has recognized, as income, approximately $1,340,956 and $176,000 of distributions received from the Partnership with respect to Series A Preferred Stock, Partnership units and REIT common stock owned by the Company for the years ended December 31, 1996 and 1995, respectively.

         On December 31, 1994, the Company entered into a consulting agreement ("Agreement") with Hospitality Advisory Services, Inc. ("HAS"). The Agreement requires monthly payments of $40,000 to HAS beginning January 1, 1995 through December 31, 1995 with the term of the Agreement extended for one additional year. The Agreement also provides for incentive fees at the discretion of the Company. The owners of HAS are officers of RFSI and were stockholders of the Company. Total fees paid to HAS during 1995 were approximately $780,000. The Agreement was terminated effective February 27, 1996 and was replaced with new consulting agreements with two former officers of the Company. These consulting agreements may be terminated by the Company on or after February 27, 1997. Total fees paid on these consulting agreements was $175,000 in 1996.

(12)     EMPLOYEE BENEFIT PLANS

         In January 1995, the Company adopted an employee savings plan under
         Section 401(k) of the Internal Revenue Code. This plan covers all full-time employees of the Company who are 21 years of age and have completed at least one year of continuous service. The participants' maximum contributions are limited under applicable IRS regulations were approximately $9,000 per participant. The Company currently contributes 50% of

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT SHARE AND UNIT DATA)




         employee contributions to the plan, up to a maximum of 2% of employee compensation. Company contributions generally vest at 20% per year becoming fully vested in the seventh year of service. Contribution expense related to this plan was approximately $41,000 and $195,000 for the years ended December 31, 1996 and 1995, respectively.

         The Company maintains a self-insured group health plan. Aggregate and stop loss insurance exists at amounts which limit the Company's exposure. Liabilities are included in accrued expenses for estimated incurred but not reported claims.

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, note receivables, investments in partnerships and ventures, accounts payable and accrued expenses, each as included in the balance sheets under such captions. With the exception of note receivable, investments in partnerships and ventures, and the investments in RFS Partnership, L.P. units, the carrying amounts of all other classes of financial instruments approximate fair value due to the short maturity of those instruments or, in the case of marketable equity securities they are carried at their estimated fair value.

         The Company has determined that the fair value of its note receivable is not significantly different from their carrying value based on interest rate and payment terms the Company would currently offer on notes with similar security to borrowers of similar creditworthiness. The fair value of the partnership interests, which are carried at cost, are estimated based upon the residual value to the Company in the respective partnership's net assets. RFS Partnership, L.P. units, which are convertible into REIT common shares, have a carrying value of $841,000 and an estimated fair value of approximately $1,539,000 and $1,197,000 at December 31, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to the sections entitled "Election of Class I and Class III Directors" and "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on April 24, 1997 (the "Proxy Statement"). See also Item 1. Business-Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION

        Incorporated herein by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference to the sections entitled "Ownership of the Company's Common Stock" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements

        The following financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference:
             Report of Independent Accountants
             Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Shareholders' Equity for years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

        The following financial statement schedules and report of independent accountants on the financial statement schedules are included in this report on Form 10-K:
             Report of Independent Accountants on the Financial Statement Schedules Schedule III - Real Estate and Accumulated Depreciation for RFS Hotel Investors, Inc.
             Schedule IV - Mortgage Loans on Real Estate

         The following financial statements of RFS, Inc. are included in this report on Form 10-K: Independent Auditors' Report
             ConsolidatedBalance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for years ended December 31,
               1996, 1995 and 1994
             Consolidated Statements of Stockholder's Equity for years
               ended December 31, 1996, 1995 and 1994
             Consolidated Statements of Cash Flows for year ended December 31,
               1996, 1995 and 1994
             Notes to Consolidated Financial Statements

(b)     Reports on Form 8-K

        No filings of Form 8-K were made during the last quarter of 1996.

(c)     Exhibits

        Exhibit
        Number          Exhibit

         3.1      -     Amended and Restated Charter of the Registrant (previously filed as Exhibit 3.1 to the
                           Company's Current Report on Form 8-K dated March 6, 1995 and incorporated herein by reference).


         3.2      -     By-Laws of the Registrant (previously filed as Exhibit 3.2 to the Company's Form S-11
                           Registration Statement, Registration No. 33-63696 and incorporated herein by reference).

         3.3      -     Second Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P.,
                           (previously filed as Exhibit 3.3 to the Company's Form S-3 Registration Statement,
                           Registration No. 33-83450 and incorporated herein by reference).

         3.3(a)   -     Third Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P.,
                           (previously filed as Exhibit 4.3 to the Company's Form S-3 Registration Statement,
                           Registration No. 333-3307 and incorporated herein by reference).

       * 3.3(b)   -     Fourth Amended and Restated Agreement of Limited Partnership.

        10.1      -     Consolidated Lease Amendment (previously filed as
                           Exhibit 10.3 to the Company's current report on Form
                           8-K, dated February 27, 1996 and incorporated herein
                           by reference).

        10.2      -     Form of Future Percentage Lease (previously filed
                           as Exhibit 10.4 to the Company's Current Report on
                           Form 8-K, dated February 27, 1996 and incorporated
                           herein by reference).

       *10.2(a)   -     Schedule of terms of Percentage Leases

        10.3      -     Form of Sale and Purchase Agreement (previously
                           filed as Exhibit 10.2 to the Company's Form 10-K for
                           the year ended December 31, 1994 and incorporated
                           herein by reference).

       *10.3(a)   -     Schedule of terms of Sale and Purchase Agreements

       *10.4      -     Employment Agreement between RFS Managers, Inc. and Robert M. Solmson

       *10.5      -     Employment Agreement between RFS Managers, Inc. and Minor W. Perkins

       *10.6      -     Employment Agreement between RFS Managers, Inc. and  J. William Lovelace

       *10.7      -     Employment Agreement between RFS Managers, Inc. and  Michael J. Pascal

       *10.8      -     First Amended Revolving Credit and Term Loan Agreement

       *10.8(a)   -     First Modification to First Amended Revolving Credit and Term Loan Agreement



       10.9       -     Master Agreement, dated February 1, 1996 (previously filed as Exhibit 10.2 to the Company's
                            Current Report on Form 8-K dated February 27, 1996 and incorporated herein by reference).

      *10.9(a)    -     First Amendment to Master Agreement dated as of November 21, 1996.

      *10.10      -     Indenture dated as of November 21, 1996.

      *10.11      -     Form of Deed of Trust dated as of November 21, 1996.

      *13.1       -     Annual Report to Shareholders for the year ended December 31, 1996

      *21.1       -     List of Subsidiaries of the Registrant

      *23.1       -     Consent of Coopers & Lybrand

      *23.2       -     Consent of KPMG Peat Marwick LLP

      *27         -     Financial Data Schedule (for SEC use only)

----------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                            RFS HOTEL INVESTORS, INC.

                            By: /s/ Robert M. Solmson
                                Robert M. Solmson
                Chairman of the Board and Chief Executive Officer

                              Date: March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                          TITLE                                   DATE

/s/ Robert M. Solmson
-------------------------------
Robert M. Solmson                   Chairman of the Board,                  March 26, 1997
                                    and Chief Executive Officer
/s/ Minor W. Perkins
-------------------------------
Minor W. Perkins                    President                               March 26, 1997

/s/ Michael J. Pascal
-------------------------------
Michael J. Pascal                   Chief Financial Officer                 March 26, 1997
                                    Secretary and Treasurer

/s/ H. Lance Forsdick
-------------------------------
H. Lance Forsdick, Sr.              Director                                March 26, 1997

/s/ Bruce E. Campbell, Jr.
-------------------------------
Bruce E. Campbell, Jr.              Director                                March 26, 1997


-------------------------------
Michael E. Starnes                  Director

/s/ John W. Stokes, Jr.
-------------------------------
John W. Stokes, Jr.                 Director                                March 26, 1997

/s/ Harry W. Phillips, Sr.
-------------------------------
Harry W. Phillips, Sr.              Director                                March 26, 1997


-------------------------------
R. Lee Jenkins                      Director


REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of RFS Hotel Investors, Inc. is included on page _____ of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in the index on page 31 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                        Coopers & Lybrand L.L.P.




Memphis, Tennessee
January 22, 1997

                           RFS HOTEL INVESTORS, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (IN THOUSANDS)
                            AS OF DECEMBER 31, 1996



                                                                             Cost Capitalized         Gross Amount at Which Carried
                                               Initial Cost              Subsequent to Acquisition            at end of Period
                                          --------------------------------------------------------     -----------------------------
                                                   Buildings and               Buildings and                          Buildings and
  Description           Encumbrances      Land      Improvements      Land     Improvements             Land           Improvements
  -----------           ------------      ----     -------------      ----     -------------            ----          -------------
Holiday Inn
   Franklin, TN             (2)          $  737       $2,094                      $  227               $  737             $2,321
Holiday Inn
   Clayton, MO              (2)           1,599        4,968                       1,342                1,599              6,310
Holiday Inn
   Columbia, SC             (2)             790        3,573                         443                  790              4,016
Holiday Inn Express
   Louisville, KY           none          1,328        3,808                         454                1,328              4,262
Holiday Inn Express
   Tupelo, MS(1)            (2)             477        2,449                         138                  477              1,919
Executive Inn
   Tupelo, MS               (2)             686        2,603                         176                  686              2,779
Comfort Inn
   Conyers, GA              (2)             440        2,866          (36)            27                  404              2,893
Comfort Inn
   Marietta, GA             (3)             989        5,509                         108                  989              5,617
Holiday Inn
   Lafayette, LA            (2)             700        8,858                         498                  700              9,356
Residence Inn
   Kansas City, MO          (2)             392        5,344                          68                  392              5,412
Comfort Inn
   Ft. Mill, SC             (3)             763        6,612                          94                  763              6,706
Comfort Inn
   Clemson, SC              (2)             201        4,901                          56                  201              4,957
Hampton Inn
   Ft. Lauderdale, FL       (2)             590        4,664                         107                  590              4,771
Holiday Inn Express
   Arlington Heights, IL    (2)             350        4,121                         369                  350              4,490
Hampton Inn
   Denver, CO               none            500        8,098                         334                  500              8,432
Holiday Inn Express
   Downers Grove, IL        (2)             400        5,784                         292                  400              6,076
Comfort Inn
   Farmington Hills, MI     (2)             525        4,118                         183                  525              4,301
Comfort Inn
   Grand Rapids, MI         (2)             400        3,176                          40                  400              3,216
Hampton Inn
   Indianapolis, IN         (2)             475        8,008                         250                  475              8,258
Hampton Inn
   Lansing, MI              (2)             500        3,647                         268                  500              3,915

                                                                                                          Life Upon Which
                                               Accumulated              Net Book                          Depreciation in
                                               Depreciation              Value                             Latest Income
                                              Buildings and          Buildings and          Date of         Statement is
                               Total           Improvements           Improvements        Acquisition        Calculated
                               -----          -------------          -------------        -----------        ----------
Holiday Inn
   Franklin, TN              $3,058               $190                   $2,131              1993                40
Holiday Inn
   Clayton, MO                7,909                489                    5,821              1993                40
Holiday Inn
   Columbia, SC               4,806                329                    3,687              1993                40
Holiday Inn Express
   Louisville, KY             5,590                343                    3,919              1993                40
Holiday Inn Express
   Tupelo, MS(1)              2,396                209                    1,710              1993                40
Executive Inn
   Tupelo, MS                 3,465                228                    2,551              1993                40
Comfort Inn
   Conyers, GA                3,297                237                    2,656              1993                40
Comfort Inn
   Marietta, GA               6,606                424                    5,193              1993                40
Holiday Inn
   Lafayette, LA             10,056                732                    8,624              1993                40
Residence Inn
   Kansas City, MO            5,804                387                    5,025              1994                40
Comfort Inn
   Ft. Mill, SC               7,469                451                    6,255              1994                40
Comfort Inn
   Clemson, SC                5,158                342                    4,615              1994                40
Hampton Inn
   Ft. Lauderdale, FL         5,361                321                    4,450              1994                40
Holiday Inn Express
   Arlington Heights, IL      4,840                271                    4,219              1994                40
Hampton Inn
   Denver, CO                 6,932                516                    7,916              1994                40
Holiday Inn Express
   Downers Grove, IL          6,476                369                    5,707              1994                40
Comfort Inn
   Farmington Hills, MI       4,826                263                    4,038              1994                40
Comfort Inn
   Grand Rapids, MI           3,616                203                    3,013              1994                40
Hampton Inn
   Indianapolis, IN           8,733                513                    7,745              1994                40
Hampton Inn
   Lansing, MI                4,415                235                    3,680              1994                40

                                   continued

                           RFS HOTEL INVESTORS, INC.
       SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                                (IN THOUSANDS)
                            AS OF DECEMBER 31, 1996



                                                                             Cost Capitalized          Gross Amount at Which Carried
                                               Initial Cost              Subsequent to Acquisition            at end of Period
                                          --------------------------------------------------------     -----------------------------
                                                   Buildings and               Buildings and                          Buildings and
  Description           Encumbrances      Land      Improvements      Land     Improvements             Land           Improvements
  -----------           ------------      ----     -------------      ----     -------------            ----          -------------
Hampton Inn
   Lincoln, NE              (2)          $  350       $4,829                      $  319               $  350             $5,149
Hampton Inn
   Minneapolis, MN          (2)             375        8,657                         102                  375              8,759
Holiday Inn Express
   Minneapolis, MN          (2)             780        6,910                         150                  780              7,060
Hampton Inn
   Minnetonka, MN           (2)             475        5,066                         109                  475              5,175
Hampton Inn
   Oklahoma City, OK        (3)             530        6,826                         296                  530              7,124
Hampton Inn
   Omaha, NE                (3)             450        6,362                         329                  450              6,691
Hampton Inn
   Tulsa, OK                (2)             350        5,715                         372                  350              6,087
Hampton Inn
   Warren, MI               (2)             500        2,814                         204                  500              3,018
Holiday Inn Express
   Wauwatosa, WI            (2)             700        4,926                         398                  700              5,324
Residence Inn
   Fiskill, NY           $2,420           2,280       10,484                          77                2,280             10,561
Residence Inn
   Providence, RI           (3)           1,385        7,742                          41                1,385              7,783
Residence Inn
   Tyler, TX               none             855        6,212                         195                  855              6,407
Hampton Inn
   Memphis, TN              (2)             980        6,157                          47                  980              6,204
Residence Inn
   Ft. Worth, TX            (3)             985       10,726                          39                  985             10,765
Residence Inn
   Wilmington, DE           (2)           1,100        8,488                         317                1,100              8,805
Residence Inn
   Torrance, CA             (2)           2,600       17,789                         733                2,600             18,522
Residence Inn
   Ann Arbor, MI            (3)             525        4,461                         119                  525              4,580
Holiday Inn
   Flint, MI                (2)           1,200       11,994                         190                1,220             12,184
Resdience Inn
   Charlotte, NC            (3)             850        3,844                         153                  850              3,997
Hawthorne Suites
   Atlanta, GA             none           3,000       12,886                         638                3,000             13,524

                                                                                                          Life Upon Which
                                               Accumulated              Net Book                          Depreciation in
                                               Depreciation              Value                             Latest Income
                                              Buildings and          Buildings and          Date of         Statement is
                               Total           Improvements           Improvements        Acquisition        Calculated
                               -----          -------------          -------------        -----------        ----------
Hampton Inn
   Lincoln, NE               $5,498               $312                   $4,836              1994                40
Hampton Inn
   Minneapolis, MN            9,134                551                    8,208              1994                40
Holiday Inn
   Minneapolis, MN            7,840                440                    6,620              1994                40
Holiday Inn Express
   Minnetonka, MN             5,650                323                    4,852              1994                40
Hampton Inn
   Oklahoma City, OK          7,654                435                    6,689              1994                40
Hampton Inn
   Omaha, NE                  7,141                409                    6,282              1994                40
Hampton Inn
   Tulsa, OK                  6,437                371                    5,716              1994                40
Hampton Inn
   Warren, MI                 3,518                180                    2,838              1994                40
Holiday Inn Express
   Wauwatosa, WI              6,024                315                    5,009              1994                40
Residence Inn
   Fiskill, NY               12,841                623                    9,938              1994                40
Residence Inn
   Providence, RI             9,168                460                    7,323              1994                40
Residence Inn
   Tyler, TX                  7,262                370                    6,037              1994                40
Hampton Inn
   Memphis, TN                7,184                354                    5,850              1994                40
Residence Inn
   Ft. Worth, TX             11,750                592                   10,173              1994                40
Residence Inn
   Wilmington, DE             9,905                474                    8,331              1994                40
Residence Inn
   Torrance, CA              21,122                997                   17,525              1994                40
Residence Inn
   Ann Arbor, MI              5,105                247                    4,333              1994                40
Holiday Inn
   Flint, MI                 13,404                665                   11,519              1994                40
Resdience Inn
   Charlotte, NC              4,847                205                    3,792              1994                40
Hawthorne Suites
   Atlanta, GA               16,524                665                   12,859              1994                40

                                   continued

                           RFS HOTEL INVESTORS, INC.
       SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                                (IN THOUSANDS)
                            AS OF DECEMBER 31, 1996



                                                                                                            Gross Amount at Which
                                                                            Cost Capitalized                       Carried
                                               Initial Cost              Subsequent to Acquisition            at end of Period
                                          --------------------------------------------------------     -----------------------------
                                                   Buildings and               Buildings and                          Buildings and
  Description           Encumbrances      Land      Improvements      Land     Improvements             Land           Improvements
  -----------           ------------      ----     -------------      ----     -------------            ----          -------------
Holiday Inn Express
   Austin, TX               (3)         $   500     $  4,737                     $    79              $   500             $4,816
Hampton Inn
   Lakewood, CO             (3)             957        6,790                          58                  957              6,648
Hampton Inn
   Hattiesburg, MS          (3)             785        4,653                       1,501                  785              6,154
Hampton Inn
   Laredo, TX               none          1,037        4,116                          (6)               1,037              4,110
Residence Inn
   Atlanta, GA            $5,875          1,306       10,200                           1                1,306             10,201
Holiday Inn
   Crystal Lake, IL         (3)           1,685       10,932                         (11)               1,685             10,921
Residence Inn
   Orlando, FL              (3)           1,045        8,880                           1                1,045              8,881
Residence Inn
   Sacramento, CA           (3)           1,000       13,122                                            1,000             13,122
Doubletree Hotel
   Del Mar, CA              (3)           1,500       13,535                                            1,500             13,535
Hampton Inn
   Plano, TX               none             959        5,178                                              959              5,178
Courtyard by Marriott
   Flint, MI               none             600        4,852                                              600              4,852
Homewood Suites
   Salt Lake City, UT      none             791        5,546                                              791              5,546
Unimproved Land
   Chandler, AZ            none             961                                                           961                  0
Unimproved Land
   Plano, TX               none             864                                                           864                  0
Unimproved Land
   Crystal Lake, IL        none             252                                                           252                  0
Unimproved Land
   Sedona, AZ              none           1,386                                                         1,386                  0
Unimproved Land
   Ann Arbor, MI           none             223                                                           223                  0
Unimproved Land
   Jacksonville, FL        none           1,318                                                         1,318                  0
                          ------------------------------------------------------------------------------------------------------
   Totals                 $8,255        $50,301     $340,630      ($36)          $11,927              $50,265           $351,689
                          ======================================================================================================

                                                                                                          Life Upon Which
                                               Accumulated              Net Book                          Depreciation in
                                               Depreciation              Value                             Latest Income
                                              Buildings and          Buildings and          Date of         Statement is
                               Total           Improvements           Improvements        Acquisition        Calculated
                               -----          -------------          -------------        -----------        ----------
Holiday Inn Express
   Austin, TX                $5,316               $237                   $4,579              1995                40
Hampton Inn
   Lakewood, CO               7,805                304                    6,544              1995                40
Hampton Inn
   Hattiesburg, MS            6,939                224                    5,930              1995                40
Hampton Inn
   Laredo, TX                 5,147                146                    3,964              1995                40
Residence Inn
   Atlanta, GA               11,507                319                    9,882              1995                40
Holiday Inn
   Crystal Lake, IL          12,606                341                   10,580              1995                40
Residence Inn
   Orlando, FL                9,926                277                    8,604              1995                40
Residence Inn
   Sacramento, CA            14,122                328                   12,794              1996                40
Doubletree Hotel
   Del Mar, CA               15,035                224                   13,311              1996                40
Hampton Inn
   Plano, TX                  6,137                 65                    5,113              1996                40
Courtyard by Marriott
   Flint, MI                  5,452                 10                    4,842              1996                40
Homewood Suites
   Salt Lake City, UT         6,337                 12                    5,534              1996                40
Unimproved Land
   Chandler, AZ                 961                N/A                        0              1995               N/A
Unimproved Land
   Plano, TX                    864                N/A                        0              1995               N/A
Unimproved Land
   Crystal Lake, IL             252                N/A                        0              1995               N/A
Unimproved Land
   Sedona, AZ                 1,386                N/A                        0              1996               N/A
Unimproved Land
   Ann Arbor, MI                223                N/A                        0              1996               N/A
Unimproved Land
   Jacksonville, FL           1,318                N/A                        0              1996               N/A
                           ----------------------------------------------------
                           $402,154            $16,527                 $333,362
                           ====================================================

(1) A write-down under Statement of Financial Accounting Standards #121 of $668 was recorded in 1996.
(2) Property is collateral for the Credit Line.
(3) Property is collateral for commercial Mortgage Bonds Payable.