Form 10-Q
period 1997-03-31
RFS HOTEL INVESTORS INC
filed 1997-05-14
CIK 906408

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

     (Mark One)
         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                      Commission File Number 34-0-22164

                          RFS HOTEL INVESTORS, INC.
           (Exact name of registrant as specified in its charter)


                     Tennessee                                            62-1534743
          (State or other Jurisdiction of                              (I.R.S. employer
           Incorporation or Organization)                             identification no.)

850 Ridge Lake Boulevard, Suite 220, Memphis, TN 38120                   (901) 767-7005
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

                            X   Yes         No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on March 31, 1997 was 24,389,000.

                          RFS HOTEL INVESTORS, INC.
                                    INDEX

                                                                                                          Form 10-Q
                                                                                                            Report
                                                                                                             Page
                                                                                                          ---------
PART I.FINANCIAL INFORMATION

  ITEM 1.               FINANCIAL STATEMENTS

                        RFS Hotel Investors, Inc.

                        Consolidated Balance Sheets -
                                   March 31, 1997 and December 31, 1996                                        3

                        Consolidated Statements of Income - For the three months ended
                                   March 31, 1997 and 1996                                                     4

                        Consolidated Statements of Cash Flows - For the three months ended
                                   March 31, 1997 and 1996                                                     5

                        Notes to Consolidated Financial Statements                                             6

                        RFS, Inc.

                        Balance Sheets - December 31, 1996 and March 31, 1997                                  9

                        Income Statements - For the three months ended March 31, 1997
                                   and 1996                                                                   10

                        Statements of Cash Flows - For the three months ended March 31,
                                   1997 and 1996                                                              11

                        Notes to Financial Statements                                                         12

  Item 2.               Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations of RFS Hotel Investors, Inc.
                                   and RFS, Inc.                                                              14


PART II.                OTHER INFORMATION

  Item 6.               Exhibits and Reports on Form 8-K                                                      21

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      MARCH 31,      DECEMBER 31,
                                                                        1997             1996
                                                                     -----------     -----------
                                                                     (unaudited)

   ASSETS

   Investment in Hotel Properties, net                                 $514,751         $415,618
   Hotels under development                                              13,220            7,325
   Cash and cash equivalents                                              3,581           57,935
   Accounts receivable-Lessees                                           10,601            7,187
   Deferred expenses, net                                                 3,479            3,598
   Prepaid and other assets                                               1,230            1,402
   Escrow deposits                                                           10            6,064
                                                                       --------         --------

                                                                       $546,872         $499,129
                                                                       ========         ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $  1,051         $  2,258
   Accrued real estate taxes                                              2,151            1,774
   Borrowings on line of credit                                          63,000           50,000
   Bonds                                                                 74,068           74,769
   Other debt                                                             7,684            8,295
   Minority interest                                                     36,268            4,551
                                                                       --------         --------
                                                                        184,222          141,647
                                                                       --------         --------
   Commitments and contingencies

   Shareholders' equity:
     Preferred Stock, $.01 par value, 5,000,000 shares
       authorized, 973,684 shares outstanding                                10               10
     Common Stock, $.01 par value, 100,000,000 shares
       authorized, 24,389,000 and 24,384,000 shares outstanding             244              244
     Paid-in capital                                                    362,976          356,548
     Undistributed income                                                 1,561            3,005
     Unearned directors' and officers' compensation                      (2,141)          (2,325)
                                                                       --------         --------
             Total shareholders' equity                                 362,650          357,482
                                                                       --------         --------
                                                                       $546,872         $499,129
                                                                       ========         ========


                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE            FOR THE
                                                          THREE MONTHS       THREE MONTHS
                                                              ENDED              ENDED
                                                         MARCH 31, 1997     MARCH 31, 1996
                                                         --------------     --------------
                                                           (unaudited)        (unaudited)


    Revenue:
      Leases                                                 $17,863            $13,268
      Interest                                                    44                 69
                                                             -------            -------
              Total revenue                                   17,907             13,337
                                                             -------            -------
    Expenses:
      Real estate taxes and property and
        casualty insurance                                     1,947              1,461
      Depreciation                                             3,908              2,513
      Amortization of franchise fees and
         unearned compensation                                   221                137
      Compensation                                               621                469
      Franchise taxes                                             75                 65
      General and administrative                                 524                308
      Loss on sale of a hotel property                                              244
      Amortization of loan costs                                 144                 88
      Interest expense, net                                    1,938                708
                                                             -------            -------
              Total expenses                                   9,378              5,993
                                                             -------            -------
    Income before minority interest                            8,529              7,344

    Minority interest                                            835                108
                                                             -------            -------
    Net income                                                 7,694              7,236

    Preferred stock dividends                                    348                132
                                                             -------            -------
    Net income applicable to common shareholders             $ 7,346            $ 7,104
                                                             =======            =======
    Net income per common and
      common equivalent share                                $  0.30            $  0.29

    Weighted average shares and
      partnership units outstanding                           26,930             24,653



                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     FOR THE THREE   FOR THE THREE
                                                                         MONTHS          MONTHS
                                                                        MARCH 31,       MARCH 31,
                                                                          1997            1996
                                                                       -----------     -----------
                                                                       (unaudited)     (unaudited)

    Cash flows from operating activities:
      Net income                                                        $  7,694        $  7,236
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                      4,273           2,738
        Income allocated to minority interest                                835             108
        Loss on sale and write-down of hotel properties                                      244
        Changes in assets and liabilities:
          Accounts receivable-Lessees                                     (3,414)         (1,067)
          Prepaids and other assets                                          172              51
          Accounts payable and other liabilities                            (830)           (152)
                                                                        --------        --------
                Net cash provided by operating activities                  8,730           9,158
                                                                        --------        --------
    Cash flows from investing activities:
      Investment in hotel properties and hotels
            under development                                            (64,637)        (20,027)
       Proceeds from sale of hotel property                                                3,891
       Escrow deposits and prepayments under
           purchase agreements                                               (10)            (10)
      Refund on franchise agreements                                           8
                                                                        --------        --------
               Net cash used by investing activites                      (64,639)        (16,146)
                                                                        --------        --------
    Cash flows from financing activities:
      Net proceeds from issuance of preferrred stock                                      18,143
      Distributions to common and preferred shareholders                  (9,138)         (8,017)
      Distributions to limited partners                                     (925)           (107)
      Borrowings on revolving credit agreement                            13,000          16,250
      Payments on revolving credit agreement                                             (12,000)
      Payments on debt and bonds                                          (1,312)            (11)
      Loan fees paid                                                         (70)             (4)
                                                                        --------        --------
                Net cash provided  by financing activities                 1,555          14,254
                                                                        --------        --------
    Net increase (decrease) in cash and cash equivalents                 (54,354)          7,266
    Cash and cash equivalents at beginning of period                      57,935           2,680
                                                                        --------        --------
    Cash and cash equivalents at end of period                          $  3,581        $  9,946
                                                                        ========        ========

    Supplemental disclosures of non-cash investing and financing activities:
      In 1997, the Company recorded a $6,356 allocation to paid-in capital from minority interest.
      In 1997, the Partnership applied deposits of $6,064 towards the purchase of hotels.
      In 1996, the Partnership applied deposits of $140 towards the purchase of a hotel.



                    The accompanying notes are an integral
               part of these consolidated financial statements.

                          RFS HOTEL INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At March 31, 1997, the Company owned approximately 90.5% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. During 1996, RFS Financing Partnership, L.P., (the "Financing Partnership"), a bankruptcy remote, single purpose Tennessee limited partnership, which is wholly owned by the Company, was formed to issue commercial mortgage bonds (the "Bonds").

The Company, through its subsidiary partnerships, acquires or develops and owns hotel properties.

     These unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries, and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1996 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On April 24, 1997, the Company declared a $0.36 dividend on each share of Common Stock outstanding to shareholders of record on May 5,1997. The dividend will be paid on May 15, 1997.

3. ACQUISITIONS OF REAL ESTATE. In January 1997, the Partnership completed the acquisition of 4 Sheraton Hotels in California for an aggregate purchase price of $91 million. The purchase price was paid with $50 million of borrowings under the Credit Line and the issuance of 2,244,934 limited partnership units in the Partnership.

4. IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the disclosure of the requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS to have a material impact on their financial position, results of consolidated operations, and cash flows.

5. COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share is computed as follows for the three months ended March 31, 1997 and 1996:





                                     For the Three Months  For the Three Months
                                             Ended                Ended
                                         March 31, 1997       March 31, 1996
                                     --------------------  --------------------
           Income before
              minority interest             $ 8,529               $ 7,344
           Less preferred stock dividend       (348)                 (132)
                                            -------               -------
                                            $ 8,181               $ 7,212
                                            =======               =======
           Weighted average common shares
              and common stock equivalents
              outstanding                    26,930                26,930

           Net income per common share      $  0.30               $  0.29
                                            =======               =======

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the three months ended March 31, 1997 and 1996 of the Company are presented as if the hotel properties owned at March 31, 1997 were owned since January 1, 1996. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods. The pro forma effects related to the issuance of preferred stock are not reflected in the following.




                                                       1997     1996
                                                     -------  -------
           Operating Data:
               Total revenue                         $17,907  $16,083
               Real estate taxes and casualty
                 insurance                             1,947    1,947
               Depreciation and amortization           4,273    4,273
               Compensation                              621      469
               Franchise taxes                            75       65
               General and administrative                524      308
               Loss on sale of a hotel property                   244
               Interest expense                        1,938    1,938
                                                     -------  -------
               Income before allocation to minority
                 interest                              8,529    6,839

               Less minority interest                    835      650
                                                     -------  -------
               Net income                            $ 7,694  $ 6,189
                                                     =======  =======
               Net income per common share           $  0.30  $  0.25
               Weighted average shares and
                  partnership units outstanding       26,959   26,959

 RFS, INC.
 BALANCE SHEETS
 (DOLLARS IN THOUSANDS)


                                                        December 31,   March 31,
                                                            1996         1997
                                                        ------------ -----------
                                                                     (unaudited)

 Assets

 Cash and cash equivalents                                 $ 7,108      $14,592
 Accounts receivable, net                                    3,287        4,959
 Due from (to) parent                                        1,749        (947)
 Other                                                         522          488
                                                           -------      -------
   Total current assets                                     12,666       19,092
                                                           -------      -------

 Notes and other receivables, net of current portion         3,000        3,000
 Investment in RFS Hotel Investors, Inc.                    20,032       19,954
 Leasehold improvements and office equipment, net              300          318
 Capitalized franchise costs                                 2,563        2,517
 Deferred costs and other assets, net                          656        1,471
                                                           -------      -------

 Total assets                                              $39,217      $46,352
                                                           =======      =======

 Liabilities and Stockholder's Equity

 Accounts payable and accrued expenses                     $ 6,350      $ 8,501
 Note payable                                                  324          131
 Lease payable                                               6,775       10,135
                                                           -------      -------
 Total current liabilities                                  13,449       18,767

 Net deficit in partnerships and ventures                      314          314
 Deferred income taxes                                          61            0
                                                           -------      -------
   Total Liabilities                                        13,824       19,081
                                                           -------      -------

 Common stock, no par value; 1,000 shares authorized,
   100 shares issued and outstanding                           282          282
 Additional paid-in capital                                 18,500       18,500
 Unearned employee compensation                               (141)        (123)
 Unrealized gain on marketable securities                      114           96
 Retained earnings                                           6,638        8,516
                                                           -------      -------
   Total Stockholder's Equity                               25,393       27,271
                                                           -------      -------
   Total Liabilities and Stockholder's Equity              $39,217      $46,352
                                                           =======      =======


                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS, INC.
INCOME STATEMENTS
(DOLLARS IN THOUSANDS)



                                        Three months ended
                                             March 31,
                                        ------------------
                                          1997       1996
                                        ------------------
                                            (unaudited)

Revenues:
    Management and consulting fees      $   382    $    36
    Hotel revenues                       44,771     34,292
    Other fees and income                   391        195
                                        -------    -------
    Total revenues                       45,544     34,523
                                        -------    -------

Operating Expenses:
    General and administrative              990        969
    Hotel expenses                       41,510     31,809
    Depreciation and amortization            73         31
                                        -------    -------
    Total operating expenses             42,573     32,809
                                        -------    -------

    Operating income                      2,971      1,714


Interest expense                             (3)       (11)
Interest income                              75         79
                                        -------    -------

      Income before taxes                 3,043      1,782

Income tax (expense) benefit             (1,165)      (621)
                                        -------    -------

    Net income                          $ 1,878    $ 1,161
                                        =======    =======



                    The accompanying notes are an integral
               part of these consolidated financial statements.

RFS, INC.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)




                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            1997      1996
                                                          ------------------
                                                             (unaudited)

    Cash flows from operating activities:
       Net income                                         $ 1,878  $  1,161
       Adjustments to reconcile net income to net cash
          provided by operations:
            Provision for bad debts
            Depreciation and amortization                      73        49
            Other non-cash expenses                            96         -
            Deferred income taxes                             (61)        -
            (Increase) decrease in accounts receivables    (1,672)      995
            (Increase) decrease in other assets                34       (79)
            Increase in current liabilities                 5,387     1,597
                                                          -------  --------
               Net cash provided by operations              5,735     3,723
                                                          -------  --------

    Cash flows from investing activities:
            Purchases of furniture and equipment              (44)      (17)
            Investment in RFS Hotel Investors, Inc.             -   (18,500)
            Increase in deferred costs and other assets      (710)        -
            Short-term investments                              -        (3)
            Payment of franchise costs                          -     2,626
                                                          -------  --------
               Net cash used by investing activities         (754)  (21,146)
                                                          -------  --------

    Cash flows from financing activities:
            Contributed capital                                 -    18,500
            Advances from (repayments to) Parent            2,696         -
            Principal repayments                             (193)     (672)
                                                          -------  --------
               Net cash provided by financing activities    2,503    17,828
                                                          -------  --------

    Net increase in cash and cash equivalents               7,484       405
    Cash and cash equivalents at beginning of period        7,108     8,413
                                                          -------  --------
    Cash and cash equivalents at end of period            $14,592  $  8,818
                                                          =======  ========



                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                  RFS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

1. ORGANIZATION AND PRESENTATION. Effective February 27, 1996, RFS, Inc. became a wholly owned subsidiary of Doubletree Corporation ("Doubletree") in a transaction accounted for as a pooling of interests. RFS, Inc. generates substantially all of its revenue from operating and managing leased hotels owned by the Partnership. The Partnership is 90.5% owned by the Company.

     Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to RFS, Inc. or other wholly-owned subsidiaries of Doubletree (the "Lessees") under individual lease agreements (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the February 27, 1996 merger with Doubletree, RFS, Inc. and the Partnership amended each of the individual Percentage Leases. The significant amendments include extending the terms of the leases, clarifying the Company's and the Partnership's responsibilities with respect to repairs and maintenance at the hotels and clarifying certain other provisions of the Percentage Leases. These provisions include the Partnership granting RFS, Inc. a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership subject to certain exceptions.

     These unaudited financial statements of RFS, Inc. have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company and RFS, Inc. included in the Company's 1996 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

2. INVESTMENT IN RFS HOTEL INVESTORS, INC. RFS, Inc. purchased 973,684 shares of the Company's convertible preferred stock for $19 per share or $18,500. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock pays a fixed annual dividend of $1.45 per share and is convertible on a one-for-one basis for shares of common stock of the Company at the end of seven years.

3. NOTES AND OTHER RECEIVABLES. In June 1996, RFS, Inc. obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with obtaining these contracts, RFS, Inc. loaned $3,000 to the owners, principally for renovations. The loan bears interest at 10% and is repayable as follows:

                        $300,000 on December 31, 1998
                        $600,000 on December 31, 1999
                        $300,000 on December 31, 2000
                      $1,800,000 on December 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RFS HOTEL INVESTORS, INC.

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 57 hotels owned at March 31, 1997.


                                          Number of           Number of
Franchise Affiliation                 Hotel Properties      Rooms/Suites
---------------------                 ----------------      ------------
Limited Service Hotels:
      Hampton Inn.............................17 ............. 2,203
      Comfort Inn............................. 6 .............   787
      Holiday Inn Express..................... 7 .............   861
                                              --               -----
            Sub-total.........................30 ............. 3,851
                                              --               -----
Full Service Hotels:
      Holiday Inn............................. 6 ............. 1,206
      Sheraton................................ 4 .............   814
      DoubleTree.............................. 1 .............   220
      Courtyard by Marriott................... 1 .............   102
      Independent............................. 1 .............   115
                                              --               -----
            Sub-total.........................13 ............. 2,457
                                              --               -----
Extended Stay Hotels:
      Residence Inn...........................12 ............. 1,575
      Homewood................................ 1 .............    98
      Hawthorn Suites......................... 1 .............   220
                                              --               -----
            Sub-total.........................14 ............. 1,893
                                              --               -----
            Total.............................57 ............. 8,201
                                              ==               =====


     The Hotels are located in 23 states. Management believes it is prudent to diversify geographically and among franchise brands.

     To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases the Hotels to wholly-owned subsidiaries of Doubletree Corporation, (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is payable monthly. Percentage rent is payable quarterly. The Lessees operate 53 Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between RFS, Inc. and Alpha Inn Management Company and TMH, Inc. RFS, Inc. has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 to 1996.

Increases in lease revenue for the three months ended March 31, 1997 over 1996 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1997 period, and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

     At December 31, 1995, the Partnership owned 48 hotels. The Partnership acquired or opened six hotels during 1996 on the following dates (the number of hotels is indicated in parenthesis following the date): January (1), May (1), July (1), November (2), and, December (1). One hotel was sold in March of
1996.

     The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 51 of the 57 hotels owned at March 31, 1997 were owned by the Partnership throughout both periods; it excludes four new hotels and two expanded hotels where the room additions were not open for all of both periods presented.



                     for the three months ended March 31, 1997
           ---------------------------------------------------------
                     Actual  % Increase         Pro Forma % Increase
            1997      1996   (Decrease)  1997      1996   (Decrease)
            ----      ----   ----------  ----      ----   ----------

Occupancy    71.9%     73.2%    (1.8)     73.0%     73.7%    (0.7)
ADR        $73.86    $66.59     10.9    $74.07    $66.35      7.2
RevPAR     $53.08    $48.74      8.9    $54.08    $48.93      6.6



     Increases in real estate taxes and property taxes and casualty insurance and depreciation in 1997 over 1996 are due to the increased number of hotels owned by the Partnership during 1997 over 1996 and increased real estate tax assessments.

     Increased compensation expense in 1997 over 1996 is primarily due to additional employees in the 1997 period.

     Increased general and administrative expenses in 1997 over 1996 is due to increased professional fees, office and moving expenses and travel.

     Interest expense increased in 1997 over 1996 due to the Bonds being outstanding during the 1997 period and increased borrowings on the Credit Line.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $75 million line of credit (the "Credit Line") which expires on September 8, 1998. The Credit Line may be used to fund working capital requirements and to fund investments in hotel properties. Borrowings under the Credit Line will bear interest at the 90-day LIBOR (5.8125 at March 31, 1997) plus 1.75%. The Credit Line is secured by a first mortgage on 27 hotels (the "Collateral Pool") with a net book value of approximately $180.6 million at March 31, 1997. The Credit Line contains various covenants, including maintenance of debt coverage ratios, as defined, on all debt and all hotels of 3.0:1 and on the Credit Line and Collateral Pool of 2.25:1. The Company must also maintain a minimum net worth in an amount equal to the net worth in its most recent year-end audited financial statements and a minimum operating income, as defined, from the Collateral Pool of approximately $26.3 million. The Company had outstanding borrowings of $63.0 million on the Credit Line at March 31, 1997. The Company is in the process of negotiating to increase the Credit Line to approximately $175 million.

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

     The Company, through a subsidiary, issued $75 million of commercial mortgage bonds, (the "Bonds") series 1996-1 as follows:



     Class     Initial Principal Amount    Interest Rate    Stated Maturity
     -----     ------------------------    -------------    ---------------
     Class A   $50 million                 6.83%            August 20, 2008
     Class B   $25 million                 7.30%            November 21, 2011




Principal payments on the Class A Bonds are payable based on a 141-month amortization schedule beginning in December 1996; principal payments on the Class B Bonds are payable based on a 39-month amortization schedule beginning in September 2008. The total monthly principal and interest payments approximate $.7 million.

     In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The industrial development bonds bear interest at a variable rate which, as of December 31, 1995, was approximately three percent (3%) per annum. Principal is payable in installments of $0.6 million every three years with the next installment due in 2000.

     In connection with the purchase of a hotel in Atlanta, GA, the Partnership assumed a promissory note payable with a principal balance of approximately $5.9 million. The promissory note bears interest at 10.15% and is due in monthly principal and interest installments of $53,000. The note is due July 1, 1998 and contains a severe prepayment premium.

     On February 27, 1996, the Company issued 973,684 shares of Series A convertible preferred stock to RFS, Inc. for an aggregate purchase price of $18.5 million.

     The Company has budgeted $13.8 million for capital expenditures in 1997 at 52 of the hotels owned at December 31, 1996. At March 31, 1997, the Partnership had spent approximately $3.5 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Credit Line to fund these expenditures. The Company intends to substantially complete these improvements by the end of 1997.

The Partnership is developing the following hotels:

                                               NUMBER OF       ESTIMATED
            FRANCHISE           LOCATION     ROOMS/SUITES  DEVELOPMENT COSTS
            ---------           ---------    ------------  -----------------
            Hampton Inn         Sedona, AZ         56        $5.7 million
            Homewood Suites     Chandler, AZ       83        $6.6 million
            Marriott Courtyard  Crystal Lake, MI   90        $6.0 million
            Residence Inn       Jacksonville, FL  120        $8.3 million


Completion of the above hotels is expected by the first quarter of 1998. Additionally, the Partnership is constructing a 42-suite addition to the Residence Inn in Ann Arbor, MI. Construction costs are estimated at $3.7 million. Completion of the addition is expected in the second quarter of 1997. There can be no assurance that any or all of such hotels will be completed as scheduled.

     In addition to purchasing existing hotel properties at targeted rates of return, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after completion of development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of equity securities, borrowings under the Credit Line or other borrowings.

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

     The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1997, the Partnership has, through March 31, 1997, made cash distributions to its partners, including the Company, of $8.8 million or $0.36 per Partnership unit, from which the Company made cash distributions to common shareholders of $7.9 million, or $0.36 per share. The Company also made cash distributions to the preferred shareholder of $.4 million, or $.3625 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

FUNDS FROM OPERATIONS

     The National Association of Real Estate Investment Trusts has adopted a definition of funds from operations ("FFO"). Under the definition, FFO represents net income excluding gains (or losses) from debt restructuring or sales of properties, plus depreciation of real property and after adjustments for unconsolidated partnerships and joint ventures. Under this definition, the Company's FFO is computed as follows:



                                    For the Three Months Ended
                                             March 31
                                    --------------------------
                                     1997               1996
                                     ----               ----
                            (in thousands, except per share amounts)


Income before allocation
  to minority interest             $ 8,529            $ 7,344
Add depreciation                     3,908              2,513
Add loss on sale of hotel                                 244
Less preferred dividend               (348)              (132)
                                   -------            -------
FFO                                $12,089            $ 9,969
                                   =======            =======
Weighted average shares and
  partnership units outstanding     26,930             24,653
FFO per share                      $  0.45            $  0.40


RFS, INC.

BACKGROUND

RFS, Inc. (the "Lessee") leases 56 and operates 51 of the Hotels owned by RFS Partnership, L.P. (the "Partnership").

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996

     Total revenues increased $11.0 million or 32% to $45.5 million for the three months ended March 31, 1997 compared to $34.5 million for the three months ended March 31, 1996. The increase in hotel revenues of $10.5 million was attributable to the net addition of eight leased properties as compared to the 1996 period and an increase of approximately $3 in average daily rate to $69.14 on a same store basis while occupancy declined slightly to 72.3%. The margin on hotel results (hotel revenues less hotel expenses) increased $0.8 million or 31% from $2.5 million to $3.3 million reflecting the addition of the eight properties in comparison to the prior year and the improved operating performance of the hotels partially offset by increased lease payments to the Partnership attributable to increased revenues.

     Management and consulting fees increased substantially to $0.4 million reflecting the net addition of eight management contracts that commenced in the first half of 1996. Other fees and income increased $0.2 million principally attributable to dividend income generated from the investment in the convertible preferred stock of the Company made in late February 1996.

     General and administrative expenses and depreciation and amortization increased nominally. The provision for income taxes in 1996 reflects a 35% effective tax rate and a 38.3% effective tax rate in 1997 (the consolidated effective tax rates for Doubletree Corporation in those years.)

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997, RFS, Inc. generated cash flow from operations of $5.7 million as compared to $3.7 million for the comparable period of 1996. The increase was principally attributable to an increase in the lease payment due to the Partnership which is paid on a quarterly basis in arrears and increased earnings. The principal source of cash, other than capital contributions from Doubletree Corporation, will come from operations. Since inception, RFS, Inc. has been able to meet the rent obligations under the Percentage Leases. To the extent that future operations are not sufficient to meet the rent obligations when due, RFS, Inc. will seek additional capital from Doubletree Corporation which has agreed to maintain a minimum net worth of $15.0 million in RFS, Inc.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - 27 - Financial Data Schedule (SEC use only)

     (b) Reports on Form 8-K - A Form 8-K dated January 2, 1997 and a Form 8-K/A dated January 2, 1997, regarding the purchase of four Sheraton Hotels in California were filed on January 17, 1997 and February 14, 1997, respectively.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RFS HOTEL INVESTORS, INC.



5-12-97                               /s/ Michael J. Pascal
----------------                      ------------------------------------------
Date                                  Michael J. Pascal, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)



5-12-97                               /s/ Robert M. Solmson
----------------                      ------------------------------------------
Date                                  Robert M. Solmson, Chairman and
                                      Chief Executive Officer