Form 10-Q
period 1997-06-30
RFS HOTEL INVESTORS INC
filed 1997-08-12
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission File Number 34-0-22164

                            RFS HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                Tennessee                                  62-1534743
    (State or other Jurisdiction of                     (I.R.S. employer
     Incorporation or Organization)                    identification no.)

  850 Ridge Lake Boulevard, Suite 220,                    (901) 767-7005
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

                           X Yes                 No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on June 30, 1997 was 24,389,000.

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

ITEM 1.  FINANCIAL STATEMENTS

         RFS Hotel Investors, Inc.

         Consolidated Balance Sheets - June 30, 1997
                  and December 31, 1996                                          3

         Consolidated Statements of Income - For the three months ended
                  June 30, 1997 and 1996 and the six months ended June 30,
                  1997 and 1996                                                  4

         Consolidated Statements of Cash Flows - For the six months ended
                  June 30, 1997 and 1996                                         5

         Notes to Consolidated Financial Statements                              6

         RFS, Inc.

         Balance Sheets - December 31, 1996 and June 30, 1997                    9

         Income Statements - For the three months ended June 30, 1997
                  and 1996 and the six months ended June 30, 1997               10

         Statements of Cash Flows - For the six months ended June 30,
                  1997 and 1996                                                 11

         Notes to Financial Statements                                          12

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations of RFS Hotel Investors, Inc.
                  and RFS, Inc.                                                 14

Item 4.  Submission of Matters to a Vote of Security Holders                    22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       22

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                JUNE 30,      DECEMBER 31,
                                                                  1997            1996
                                                              -----------     ------------
                                                              (UNAUDITED)
ASSETS

Investment in Hotel Properties, net                            $ 562,230       $ 415,618
Hotels under development                                           8,714           7,325
Cash and cash equivalents                                          4,368          57,935
Accounts receivable-Lessees                                       13,788           7,187
Deferred expenses, net                                             3,416           3,598
Prepaid and other assets                                           2,009           1,402
Escrow deposits                                                       10           6,064
                                                               ---------       ---------

                                                               $ 594,535       $ 499,129
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                          $   1,939       $   2,258
Accrued real estate taxes                                          3,150           1,774
Borrowings on line of credit                                     108,000          50,000
Bonds                                                             73,355          74,769
Other debt                                                         7,672           8,295
Minority interest                                                 36,404           4,551
                                                               ---------       ---------
                                                                 230,520         141,647
                                                               ---------       ---------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                            10              10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,389,000 and 24,384,000 shares outstanding         244             244
  Paid-in capital                                                362,976         356,548
  Undistributed income                                             2,741           3,005
  Unearned directors' and officers' compensation                  (1,956)         (2,325)
                                                               ---------       ---------
          Total shareholders' equity                             364,015         357,482
                                                               ---------       ---------
                                                               $ 594,535       $ 499,129
                                                               =========       =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE           FOR THE           FOR THE           FOR THE
                                                          THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                              ENDED             ENDED             ENDED             ENDED
                                                          JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997     JUNE 30, 1996
                                                          -------------------------------------------------------------------
                                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenue:
  Leases                                                    $ 21,736          $ 16,100          $ 39,599          $ 29,368
  Interest                                                        11                74                55               143
                                                            --------          --------          --------          --------
          Total revenue                                       21,747            16,174            39,654            29,511
                                                            --------          --------          --------          --------

Expenses:
  Real estate taxes and property and
    casualty insurance                                         1,985             1,448             3,932             2,909
  Depreciation                                                 4,284             2,627             8,192             5,140
  Amortization of franchise fees and
     unearned compensation                                       222               194               443               331
  Compensation                                                   606               444             1,227               913
  Franchise taxes                                                 75                65               150               130
  General and administrative                                     392               619               916               927
  Loss on sale of a hotel property                                                                                     244
  Amortization of loan costs                                     266                89               410               177
  Interest expense, net                                        2,548               701             4,486             1,409
                                                            --------          --------          --------          --------
          Total expenses                                      10,378             6,187            19,756            12,180
                                                            --------          --------          --------          --------

Income before minority interest                               11,369             9,987            19,898            17,331

Minority interest                                             (1,061)             (137)           (1,896)             (245)
                                                            --------          --------          --------          --------

Net income                                                    10,308             9,850            18,002            17,086

Preferred stock dividends                                       (352)             (352)             (700)             (484)
                                                            --------          --------          --------          --------

Net income applicable to common shareholders                $  9,956          $  9,498          $ 17,302          $ 16,602
                                                            ========          ========          ========          ========

Net income per common and
   common equivalent share                                  $   0.41          $   0.39          $   0.71          $   0.68

Weighted average shares and
   partnership units outstanding                              26,959            24,716            26,946            24,716

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     FOR THE SIX             FOR THE SIX
                                                                        MONTHS                  MONTHS
                                                                       JUNE 30,                JUNE 30,
                                                                         1997                   1996
                                                                     -----------             -----------
                                                                     (unaudited)             (unaudited)
Cash flows from operating activities:
  Net income                                                          $  18,002               $  17,086
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         9,045                   5,648
    Income allocated to minority interest                                 1,896                     245
    Loss on sale and write-down of hotel properties                                                 244
    Changes in assets and liabilities:
      Accounts receivable-Lessees                                        (6,601)                 (4,012)
      Prepaids and other assets                                            (607)                     (1)
      Accounts payable and other liabilities                              1,057                     249
                                                                      ---------               ---------
            Net cash provided by operating activities                    22,792                  19,459
                                                                      ---------               ---------
Cash flows from investing activities:
  Investment in hotel properties and hotels
        under development                                              (111,976)                (44,080)
   Proceeds from sale of hotel property                                                           3,891
   Escrow deposits and prepayments under
        purchase agreements                                                                      (1,421)
  Refund on franchise agreements                                              8
                                                                      ---------               ---------
           Net cash used by investing activites                        (111,968)                (41,610)
                                                                      ---------               ---------
Cash flows from financing activities:
  Net proceeds from issuance of preferrred stock                                                 18,143
  Net proceeds from issuance of common stock                                 72
  Distributions to common and preferred shareholders                    (18,266)                (16,434)
  Distributions to limited partners                                      (1,850)                   (218)
  Borrowings on revolving credit agreement                               58,000                  32,750
  Payments on revolving credit agreement                                                        (12,000)
  Payments on debt and bonds                                             (2,037)                    (20)
  Loan fees paid                                                           (310)                    (59)
                                                                      ---------               ---------
            Net cash provided  by financing activities                   35,609                  22,162
                                                                      ---------               ---------
Net increase (decrease) in cash and cash equivalents                    (53,567)                     11
Cash and cash equivalents at beginning of period                         57,935                   2,680
                                                                      ---------               ---------
Cash and cash equivalents at end of period                            $   4,368               $   2,691
                                                                      =========               =========

Supplemental disclosures of non-cash investing and financing activities:
  In 1997, the Company recorded a $6,356 allocation to paid-in capital from minority interest.
  In 1997, the Partnership issued 2,244,934 limited partnership units valued at $38.2 million in connection with the purchase of four hotels.
  In 1997, the Partnership applied deposits of $6,064 towards the purchase of hotels.
  In 1996, the Partnership applied deposits of $140 towards the purchase of a hotel.

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At June 30, 1997, the Company owned approximately 90.5% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. During 1996, RFS Financing Partnership, L.P., (the "Financing Partnership"), a bankruptcy remote, single purpose Tennessee limited partnership, which is wholly owned by the Company, was formed to issue commercial mortgage bonds (the "Bonds").

The Company, through its subsidiary partnerships, acquires or develops and owns hotel properties.

   These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1996 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On July 23, 1997, the Company declared a $0.36 dividend on each share of Common Stock outstanding to shareholders of record on August 5, 1997. The dividend will be paid on August 15, 1997.

3. ACQUISITIONS OF REAL ESTATE. In June 1997, the Partnership consummated the acquisition of the Beverly Heritage Hotel in Milpitas, CA for a purchase price of $33.7 million. The purchase price was paid with borrowings under the Company's line of credit (the "Credit Line").

4. IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the disclosure of the requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS to have a material impact on its financial position, results of consolidated operations, or cash flows.

5. COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share is computed as follows for the three and the six months ended June 30, 1997 and 1996:


                                                            For the Three Months            For the Six Months
                                                                    Ended                          Ended
                                                        June 30, 1997  June 30, 1996    June 30, 1997  June 30, 1996
                                                        -------------  -------------    -------------  -------------
      Income before minority interest                      $11,369        $ 9,987          $19,898        $17,331
      Less preferred stock dividend                           (352)          (352)            (700)          (484)
                                                           -------        -------          -------        -------
                                                           $11,017        $ 9,635          $19,198        $16,847
                                                           =======        =======          =======        =======

      Weighted average common shares
          and common stock equivalents
          outstanding                                       26,959         24,716           26,946         24,716

      Net income per common share                          $  0.41        $  0.39          $  0.71        $  0.68

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the six months ended June 30, 1997 and 1996 of the Company are presented as if the hotel properties owned at June 30, 1997 were owned since January 1, 1996. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods. The pro forma effects related to the issuance of preferred stock are not reflected in the following.

                                                                               1997               1996
                                                                               ----               ----
             Operating Data:
                  Total revenue                                              $41,774            $36,960
                  Real estate taxes and casualty insurance                     4,317              3,502
                  Depreciation and amortization                               10,579             10,204
                  Compensation                                                 1,227                913
                  Franchise taxes                                                150                130
                  General and administrative                                     916                927
                  Loss on sale of a hotel property                                                  244
                  Interest expense                                             5,681              4,559
                                                                             -------            -------
                  Income before allocation to minority interest               18,904             16,481
                  Less minority interest                                      (1,801)            (1,571)
                                                                             -------            -------
                  Net income                                                 $17,103            $14,910
                                                                             =======            =======
                  Net income per common share                                $  0.68            $  0.59
                  Weighted average shares and
                     partnership units outstanding                            26,959             26,959

RFS, INC.
BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                         December 31,            June 30,
                                                             1996                  1997
                                                             ----                  ----
Assets
------
Cash and cash equivalents                                  $  7,108              $ 14,505
Accounts receivable, net                                      3,287                 4,864
Due from Parent                                               1,749                 4,274
Other                                                           522                   455
                                                           --------              --------
     Total current assets                                    12,666                24,098

Notes and other receivables, net of current portion           3,000                 3,000
Investment in RFS Hotel Investors, Inc.                      20,032                19,993
Leasehold improvements and office equipment, net                300                   298
Capitalized franchise costs                                   2,563                 2,471
Deferred costs and other assets, net                            656                 1,754
                                                           --------              --------

                                                           $ 39,217              $ 51,614
                                                           ========              ========

Liabilities and Stockholder's Equity
------------------------------------
Accounts payable and accrued expenses                      $  6,350              $  9,085
Note payable                                                    324                     0
Lease payable                                                 6,775                12,358
                                                           --------              --------
     Total current liabilities                               13,449                21,443

Net deficit in partnerships and ventures                        314                   314
Deferred income taxes                                            61                     0
                                                           --------              --------
     Total liabilities                                       13,824                21,757
                                                           --------              --------

Common stock, no par value; 5,000 shares authorized,
     100 shares issued and outstanding                          282                   282
Additional paid-in capital                                   18,500                18,500
Unearned employee compensation                                 (141)                 (105)
Unrealized gain on marketable securities                        114                   136
Retained earnings                                             6,638                11,044
                                                           --------              --------
     Total stockholder's equity                              25,393                29,857
                                                           --------              --------

                                                           $ 39,217              $ 51,614
                                                           ========              ========





                     The accompanying notes are an integral
                      part of these financial statements.

RFS, INC.
INCOME STATEMENTS
(DOLLARS IN THOUSANDS)

                                                  Three months ended                      Six months ended
                                                        March  30,                             June 30,
                                               ---------------------------           ---------------------------
                                                 1997               1996               1997               1996
                                               ---------------------------           ---------------------------
                                                       (unaudited)                           (unaudited)
Revenues:
      Management and consulting fees           $    446           $     79           $    828           $    115
      Hotel revenues                             50,953             38,431             95,724             72,723
      Other fees and income                         418                437                809                632

      Total revenues                             51,817             38,947             97,361             73,470
                                               --------           --------           --------           --------

Operating Expenses:
      General and administrative                  1,020                877              2,010              1,846
      Hotel expenses                             46,701             35,304             88,211             67,113
      Depreciation and amortization                  72                 85                145                116

      Total operating expenses                   47,793             36,266             90,366             69,075
                                               --------           --------           --------           --------
      Operating Income                            4,024              2,681              6,995              4,395

Interest expense                                     (1)                --                 (4)               (11)
Interest income                                      75                 67                150                146
                                                -------           --------           --------          ---------
      Income before taxes                         4,098              2,748              7,141              4,530

Provision for income taxes                       (1,570)              (965)            (2,735)            (1,586)
                                               --------           --------           --------           --------

      Net Income                               $  2,528           $  1,783           $  4,406           $  2,944
                                               ========           ========           ========           ========






                     The accompanying notes are an integral
                      part of these financial statements.

RFS, INC.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                     1997                   1996
                                                                     ----                   ----
                                                                  (unaudited)            (unaudited)
Cash flows from operating activities:
     Net income                                                    $  4,406               $  2,944
     Adjustments to reconcile net income to net cash
        provided by operations:
           Depreciation and amortization                                145                    116
           Other non-cash expenses                                       58                    177
           Deferred income taxes                                        (61)                    --
           (Increase) decrease in accounts receivable                (1,577)                   905
           (Increase) decrease in other assets                           67                    (57)
           Increase in current liabilities                            8,318                  5,147
                                                                   --------               --------
               NET CASH PROVIDED BY OPERATIONS                       11,356                  9,232
                                                                   --------               --------

Cash flows from investing activities:
           Purchases of furniture and equipment                         (51)                   (16)
           Investment in RFS Hotel Investors, Inc.                       39                (18,500)
           Increase in deferred costs and other assets               (1,098)                (2,626)
           Loans to owners of managed hotels, net                        --                 (3,000)
                                                                   --------               --------
               NET CASH USED BY INVESTING ACTIVITIES                 (1,110)               (24,142)
                                                                   --------               --------

Cash flows from financing activities:
           Advances from (repayments to) Parent                      (2,525)                18,500
           Principal repayments                                        (324)                  (672)
                                                                   --------               --------
               NET CASH provided BY FINANCING ACTIVITIES             (2,849)                17,828
                                                                   --------               --------

Net increase in cash and cash equivalents                             7,397                  2,918
Cash and cash equivalents at beginning of year                        7,108                  9,238
                                                                   --------               --------
Cash and cash equivalents at end of year                           $ 14,505               $ 12,156
                                                                   ========               ========




                    The accompanying notes are an integral
                     part of these financial statements.

                                    RFS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND PRESENTATION. Effective February 27, 1996, RFS, Inc. became a wholly owned subsidiary of Doubletree Corporation ("Doubletree") in a transaction accounted for as a pooling of interests. RFS, Inc. generates substantially all of its revenue from operating and managing leased hotels owned the Partnership.

   Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to RFS, Inc. or other wholly-owned subsidiaries of Doubletree (the "Lessees") under individual lease agreements (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the February 27, 1996 merger with Doubletree, the Partnership amended each of the individual Percentage Leases. RFS, Inc. was granted a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership subject to certain exceptions.

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

2. INVESTMENT IN RFS HOTEL INVESTORS, INC. RFS, Inc. purchased 973,684 shares of the Company's convertible preferred stock for $19 per share or $18,500,000. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock pays a fixed annual dividend of $1.45 per share and is convertible on a one-for-one basis for shares of common stock of the Company at the end of seven years.

3. NOTES AND OTHER RECEIVABLES. In June 1996, RFS, Inc. obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with obtaining these contracts, RFS, Inc. loaned $3,000,000 to the owners, principally for renovations. The loan bears interest at 10% and is repayable as follows:

                           $300,000 on December 31, 1998
                           $600,000 on December 31, 1999
                           $300,000 on December 31, 2000
                         $1,800,000 on December 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RFS HOTEL INVESTORS, INC.

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 61 hotels (the "Hotels") owned at June 30, 1997:

                                    Number of                       Number of
Franchise Affiliation            Hotel Properties                 Rooms/Suites
---------------------            ----------------                 ------------
Full Service Hotels:
         Holiday Inn .....................6............................1,206
         Sheraton.........................4..............................814
         Doubletree.......................1..............................220
         Independent......................2..............................311
                                         --                            -----
                  Sub-total..............13............................2,551
                                         --                            -----
Extended Stay Hotels:
         Residence Inn...................12............................1,575
         Homewood Suites..................2..............................197
         Hawthorn Suites..................1..............................280
                                         --                            -----
                  Sub-total..............15............................2,052
Limited Service Hotels:
         Hampton Inn.....................19............................2,360
         Courytard by Marriott............1..............................102
         Comfort Inn......................6..............................787
         Holiday Inn Express..............7..............................861
                                         --                            -----
                  Sub-total..............33............................4,110
                                         --                            -----
                  Total..................61............................8,713
                                         ==                            =====

         The Hotels are located in 24 states.

         To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases the hotels to wholly-owned subsidiaries of Doubletree Corporation, (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is payable monthly. Percentage rent is payable quarterly. The Lessees operate 57 Hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between RFS, Inc. and Alpha Inn Management Company and TMH, Inc. RFS, Inc. has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1997 to 1996 and the Six Months Ended June 30, 1997 to 1996

         Increases in lease revenue for the three and the six months ended June 30, 1997 over 1996 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1997 periods, and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

         At December 31, 1995, the Partnership owned 48 hotels. The Partnership acquired or opened six hotels during 1996 (the number of hotels is indicated in parenthesis following the date): January (1), May (1), July (1), November (2), and December (1). These hotels were owned the entire six months in 1997. One hotel was sold in March of 1996.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 52 of the 61 hotels owned at June 30, 1997 were owned by the Partnership throughout both periods; it excludes seven newly opened hotels and two expanded hotels where the room additions were not open for all of both periods presented.

                                      for the three months ended June 30, 1997
                  ---------------------------------------------------------------------------------
                               Actual                                       Pro Forma
                               ------     % Increase                        ---------   % Increase
                   1997         1996      (Decrease)             1997          1996      (Decrease)
                   ----         ----      ----------             ----          ----      ----------
Occupancy           78.3%        81.0%       (3.3)                80.0%         80.7%       (0.9)
ADR               $75.18       $68.58         9.6               $77.15        $71.51         7.9
RevPAR            $58.87       $55.58         5.9               $61.69        $57.68         7.0

                                        for the six months ended June 30, 1997
                  ---------------------------------------------------------------------------------
                               Actual                                 Pro Forma  % Increase
                               ------     % Increase                                    ---------
                   1997         1996      (Decrease)             1997          1996      (Decrease)
                   ----         ----      ----------             ----          ----      ----------
Occupancy           75.1%        77.1%       (2.6)                76.5%         77.1%       (0.8)
ADR               $74.56       $67.63        10.2               $76.39        $70.77         7.9
RevPAR            $56.02       $52.16         7.4               $58.46        $54.57         7.1


         Increases in real estate taxes and property and casualty insurance and depreciation in 1997 over 1996 are due to the increased number of hotels owned by the Partnership during 1997 over 1996 and increased real estate tax assessments.

         Increased compensation expense in 1997 over 1996 is primarily due to additional employees in the 1997 period.

         Decreases in general and administrative expense for the three months ended June 30, 1997 over 1996 are primarily due to decreased costs related to potential acquisitions in the 1997 period. General and administrative expense remained flat for the six months ended June 30, 1997 over 1996 due to increased office and moving expenses, including rent, which were offset by decreased costs related to potential acquisitions.

         Increases in amortization of loan costs in the three and the six months ended June 30, 1997 are due to amortization in the 1997 periods of costs related to the Bonds and amortization of increased costs related to the Credit Line.

         Interest expense increased in 1997 over 1996 due to Bonds being outstanding during the 1997 periods and increased borrowings on the Credit Line.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1997, the Company entered into a new bank line of credit (the "Line of Credit"), for $175 million, of which $100 million is unsecured. Borrowings under the Line of Credit bear interest at LIBOR plus 1.75%. The Line of Credit is secured by first priority mortgages on 29 hotels and agreements restricting the transfer, pledge or other hypothecation of 10 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company borrowed $111.8 million on the Line of Credit in July 1997, which was used to repay the Credit Line and other borrowings.

         The Company had a $75 million line of credit which was terminated and paid-off at the closing of the new Line of Credit in July 1997. Borrowings under the Credit Line bore interest at the 90-day LIBOR plus 1.75%. The Company had outstanding borrowings of $73.0 million on the Credit Line at June 30, 1997.

         In June 1997, the Company borrowed $35 million from a bank to purchase a property. This loan was unsecured and bore interest at LIBOR plus 1.75%. This loan was paid off with borrowings under the new Line of Credit.

         In November 1996, the Company, through a subsidiary, issued $75 million of commercial bonds, (the "Bonds") series 1996-1 as follows:

         Class         Initial Principal Amount       Interest Rate     Stated Maturity
         -----         ------------------------       -------------     ---------------
         Class A       $50 million                    6.83%             August 20, 2008
         Class B       $25 million                    7.30%             November 21, 2011

Principal payments on the Class A bonds are payable based on a 141-month amortization schedule beginning in December 1996; principal payments on the Class B bonds are payable based on a 39-month amortization schedule beginning in September 2008. The total monthly principal and interest payments approximate $0.7 million.

         In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed indebtedness pursuant to industrial development bonds issued in 1988 and which are due

December 1, 2002. The current outstanding balance due on the bonds is approximately $1.8 million. The industrial development bonds bear interest at a variable rate which, as of December 31, 1995, was approximately three percent (3%) per annum. Principal is payable in installments of $0.6 million every three years with the next installment due in 2000.

         In connection with the purchase of a hotel in Atlanta, GA, the Partnership assumed a promissory note payable with a principal balance of approximately $5.9 million. The promissory note bears interest at 10.15% and is due in monthly principal and interest installments of $53,000. The note is due July 1, 1998 and contains a severe prepayment premium.

         On February 27, 1996, the Company issued 973,684 of Series A convertible preferred stock to RFS, Inc. for an aggregate purchase price of $18.5 million.

         The Company has budgeted $23.0 million for capital expenditures in 1997 at the 53 hotels owned at December 31, 1996. At June 30, 1997, the Partnership had spent approximately $7.5 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Line of Credit to fund these expenditures. The Company intends to substantially complete these improvements by the end of 1997.

The Partnership is developing the following hotels:


                                                                           ESTIMATED         ESTIMATED
                                                         NUMBER OF         DEVELOMENT         OPENING
     FRANCHISE                LOCATION                  ROOMS/SUITES         COSTS           QUARTER(Q)
     ---------                --------                  ------------         -----           ----------
     Residence Inn            Jacksonville, FL               120          $8.3 million          3Q97
     Residence Inn            West Palm Beach, FL             78          $6.5 million          4Q97
     Homewood Suites          Chandler, AZ                    83          $6.6 million          1Q98
     Hampton Inn              Jacksonville, FL               118          $6.5 million          1Q98
     Marriott Courtyard       Crystal Lake, IL                90          $6.1 million          2Q98


The Partnership is constructing a 42-suite addition to the Residence Inn in Ann Arbor, MI. Construction costs are estimated at $3.7 million. Completion of the addition is expected in the third quarter of 1997. There can be no assurance that any or all of such hotels will be completed as scheduled.

         In addition to purchasing existing hotel properties at targeted rates of return, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after completion of development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of equity securities, borrowings under the Line of Credit or other borrowings.

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

         The Company has filed a Shelf Registration Statement on Form S-3 (the "Shelf") with the Securities and Exchange Commission for the issuance from time to time of preferred stock, common stock and depositary shares representing entitlement to all rights and preferences of a fraction of a share of preferred stock of a specified series ("Depositary Shares") in the aggregate amount of up to $250 million. The Shelf became effective July 30, 1996. The Company has also filed a shelf registration statement registering the issuance and/or re-sale of up to 2,569,609 shares of common stock which may be issued upon redemption of partnership interests in the Partnership.

         The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1997, the Partnership has, through June 30, 1997, made cash distributions to its partners, including the Company, of $20.1 million or $0.72 per Partnership unit, from which the Company made cash distributions to common shareholders of $17.6 million, or $0.72 per share. The Company also made cash distributions to the preferred shareholder of $.7 million, or $.725 per share. The Company and the Partnership utilized available cash to fund such distributions.

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

                                              For the Three Months Ended            For the Six Months Ended
                                                        June 30                              June 30
                                                  ------------------                     ---------------
                                               1997                1996              1997               1996
                                               ----                ----              ----               ----
                                                         (in thousands, except per share amounts)
Income before allocation
      to minority interest                   $11,369             $ 9,987           $19,898             $17,331
Add depreciation                               4,284               2,627             8,192               5,140
      Add loss on sale of hotel                                                                            244
Less preferred dividend                         (352)               (352)             (700)               (484)
                                             -------             -------           -------             -------
FFO                                          $15,301             $12,262           $27,390             $22,231
                                             =======             =======           =======             =======
Weighted average shares and
      partnership units outstanding           26,959              24,716            26,946              24,716
FFO per share                                $  0.57             $  0.50           $  1.02             $  0.90

RFS, INC.

BACKGROUND

RFS, Inc. leases 60 and operates 56 of the Hotels owned by Partnership.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

         Total revenues increased $12.9 million or 33% to $51.8 million for the three months ended June 30, 1997 compared to $38.9 million for the three months ended June 30, 1996. The increase in hotel revenues of $12.5 million was attributable, in part, to the net addition of eleven leased properties as compared to the comparable period of 1996. Hotel revenues also increased due to same-store growth; on a same-store basis, the average daily rate increased approximately $2.85 to $70.79, while occupancy declined slightly to 79.7%. The margin on hotel results (hotel revenues less hotel expenses) increased $1.1 million or 36% from $3.1 million to $4.3 million reflecting the addition of the eleven properties and an improvement in the operating margins of the hotels from 8.1% in the three months ended June 30, 1996 to 8.3% in the three months ended June 30, 1997.

         Management and franchise fees increased to $0.4 million reflecting the net addition of eight management contracts that commenced in the second quarter of 1996. Other fees and income remained flat at $0.4 million for the three months ended June 30, 1997 and 1996, respectively.

         General and administrative expenses increased slightly to $1.0 million for the three months ended June 30, 1997 compared to $0.9 million for the three months ended June 30, 1996, reflecting increased costs associated with the addition of the properties discussed above. Depreciation and amortization decreased nominally. Interest income represents interest earned on the loan made to the owner of certain hotels managed by RFS. The provision for income taxes reflects an effective tax rate of 35.0% in 1996 and 38.3% in 1997, respectively (the consolidated effective tax rates for Doubletree Corporation in those years).

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

         Total revenues increased $23.9 million or 33% to $97.4 million for six months ended June 30, 1997 compared to $73.5 million for the six months ended June 30, 1996. The increase in hotel revenues of $23.0 million was attributable, in part, to the net addition of eleven leased properties as compared to the comparable period of 1996. On a same-store basis, hotel revenues increased due to an increase of approximately $2.83 in the average daily rate to $70.01; occupancy declined slightly to 76.0%. The margin on hotel results (hotel revenues less hotel expenses) increased $1.9 million or 34% from $5.6 million to $7.5 million reflecting the addition of the eleven properties in comparison to the prior and an improvement in the margins of the hotels from 7.7% in the first half of 1996 to 7.8% in the first half of 1997.

         Management and franchise fees increased to $0.8 million reflecting the net addition of eight management contracts that commenced late in the second quarter of 1996. Other fees and income increased by approximately $0.2 million, principally attributable to dividend income generated from the investment in the convertible preferred stock of the Company made in late February 1996.

         General and administrative expenses increased by $0.2 million or 9% to $2.0 million for the six months ended June 30, 1997 compared to $1.8 million for the six months ended June 30, 1996, reflecting increased costs associated with the addition of the properties discussed above. Depreciation and amortization increased nominally. Interest income represents interest earned on the loan made to the owner of certain hotels managed by RFS. The provision for income taxes reflects an effective tax rate of 35.0% in 1996 and 38.3% in 1997, respectively (the consolidated effective tax rates for Doubletree Corporation in those years).

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1997, RFS, Inc. generated cash flow from operations of $11.4 million as compared to $9.2 million for the comparable period of 1996. The increase was principally attributable to an increase in the lease payment due to the Company that is paid on a quarterly basis in arrears and increased earnings. The principal source of cash, other than capital contributions from Doubletree Corporation, will come from operations. Since inception, RFS, Inc. has been able to meet its rent obligations under the Percentage Leases. To the extent that future operations are not sufficient to meet the rent obligations when due, RFS, Inc. will seek additional capital from Doubletree Corporation which has agreed to maintain a minimum net worth of $15.0 million in RFS, Inc.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 1997, the annual meeting of shareholders was held to elect three Class I directors to serve on the Board of Directors until the annual meeting of shareholders in 2000 and to elect one Class III director to serve until the annual meeting of shareholders in 1999.

         The shareholders voted to elect the four following directors:

                                              Votes For           Votes Against
                                              ---------           -------------
              Class I Directors:
                  Michael S. Starnes         21,479,838               45,284
                  John W. Stokes, Jr.        21,076,638              448,484
                  Minor W. Perkins           21,478,838               46,284


              Class III Director:
                  R. Lee Jenkins             21,077,638              447,484

         The following directors terms of office continued after the meeting:

         Class II Directors (terms expiring in 1998) - Bruce E. Campbell, Jr.
                  and H. Lance Forsdick, Sr.

         Class III Directors (terms expiring in 1999) - Robert M. Solmson and
                  Harry J. Phillips, Sr.


                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RFS HOTEL INVESTORS, INC.



August 8, 1997                        /s/ Michael J. Pascal
--------------                      --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)



August 8, 1997                        /s/ Robert M. Solmson
--------------                      --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer