Form 10-Q
period 1997-09-30
RFS HOTEL INVESTORS INC
filed 1997-11-13
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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



                     X Yes                No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on September 30, 1997 was 24,389,000.

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

ITEM 1.     FINANCIAL STATEMENTS

            RFS Hotel Investors, Inc.

            Consolidated Balance Sheets - September 30, 1997
                    and December 31, 1996                                       3

            Consolidated Statements of Income - For the three months ended
                    September 30, 1997 and 1996 and the nine months ended
                    September 30, 1997 and 1996                                 4

            Consolidated Statements of Cash Flows - For the nine months
                    ended September 30, 1997 and 1996                           5

            Notes to Consolidated Financial Statements                          6

            RFS, Inc.

            Balance Sheets - December 31, 1996 and September 30, 1997           9

            Income Statements - For the three months ended September 30,
                    1997 and 1996 and the nine months ended September 30,
                    1997 and 1996                                              10

            Statements of Cash Flows - For the nine months ended September
                    30, 1997 and 1996                                          11

            Notes to Financial Statements                                      12

Item 2.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations of RFS Hotel Investors, Inc.
                    and RFS, Inc.                                              14

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                   23

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPT. 30,      DECEMBER 31,
                                                                    1997             1996
                                                                 -----------     ------------
                                                                 (unaudited)
ASSETS

Investment in Hotel Properties, net                               $ 568,587       $ 415,618
Hotels under development                                             10,556           7,325
Cash and cash equivalents                                             3,684          57,935
Accounts receivable-Lessees                                          14,746           7,187
Deferred expenses, net                                                4,249           3,598
Prepaid and other assets                                              3,005           1,402
Escrow deposits                                                         100           6,064
                                                                  ---------       ---------
                                                                  $ 604,927       $ 499,129
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                             $   2,619       $   2,258
Accrued real estate taxes                                             3,946           1,774
Borrowings on line of credit                                        115,743          50,000
Bonds                                                                72,630          74,769
Other debt                                                            7,661           8,295
Minority interest                                                    36,594           4,551
                                                                  ---------       ---------
                                                                    239,193         141,647
                                                                  ---------       ---------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                               10              10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,389,000 and 24,384,000 shares outstanding            244             244
  Paid-in capital                                                   362,976         356,548
  Undistributed income                                                4,276           3,005
  Unearned directors' and officers' compensation                     (1,772)         (2,325)
                                                                  ---------       ---------
          Total shareholders' equity                                365,734         357,482
                                                                  ---------       ---------
                                                                  $ 604,927       $ 499,129
                                                                  =========       =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE          FOR THE          FOR THE          FOR THE
                                                THREE MONTHS      THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                    ENDED            ENDED            ENDED            ENDED
                                                SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996
                                                -----------------------------------------------------------------
                                                   (unaudited)     (unaudited)      (unaudited)      (unaudited)
Revenue:
  Leases                                            $ 23,853         $ 18,226         $ 63,452         $ 47,594
  Interest                                                 9              116               64              259
                                                    --------         --------         --------         --------
          Total revenue                               23,862           18,342           63,516           47,853
                                                    --------         --------         --------         --------

Expenses:
  Real estate taxes and property and
    casualty insurance                                 2,318            1,550            6,250            4,459
  Depreciation                                         4,664            2,804           12,856            7,944
  Amortization of franchise fees and
     unearned compensation                               219              212              662              543
  Compensation                                           585              572            1,812            1,485
  Franchise taxes                                         75               65              225              195
  General and administrative                             499              548            1,415            1,475
  Loss on sale of a hotel property                       244
  Amortization of loan costs                             254               87              664              264
  Interest expense, net                                3,466              951            7,952            2,360
                                                    --------         --------         --------         --------
          Total expenses                              12,080            6,789           31,836           18,969
                                                    --------         --------         --------         --------

Income before minority interest                       11,782           11,553           31,680           28,884

Minority interest                                     (1,115)            (161)          (3,011)            (406)
                                                    --------         --------         --------         --------

Net income                                            10,667           11,392           28,669           28,478

Preferred stock dividends                               (356)            (356)          (1,056)            (839)
                                                    --------         --------         --------         --------

Net income applicable to common shareholders        $ 10,311         $ 11,036         $ 27,613         $ 27,639
                                                    ========         ========         ========         ========

Net income per common and
   common equivalent share                          $   0.42         $   0.45         $   1.14         $   1.14

Weighted average shares and
  partnership units outstanding                       26,959           24,700           26,950           24,667


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            FOR THE NINE      FOR THE NINE
                                                               MONTHS            MONTHS
                                                                ENDED             ENDED
                                                              SEPT. 30,         SEPT. 30,
                                                                1997              1996
                                                             ------------     -------------
                                                             (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income                                                  $  28,669         $ 28,478
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                14,182            8,751
    Income allocated to minority interest                         3,011              406
    Loss on sale and write-down of hotel properties                                  244
    Changes in assets and liabilities:
      Accounts receivable-Lessees                                (7,559)          (5,721)
      Prepaids and other assets                                  (1,603)              (3)
      Accounts payable and other liabilities                      2,533            1,212
                                                              ---------         --------
            Net cash provided by operating activities            39,233           33,367
                                                              ---------         --------
Cash flows from investing activities:
  Investment in hotel properties and hotels
        under development                                      (124,839)         (56,620)
   Proceeds from sale of hotel property                                            3,891
   Escrow deposits and prepayments under
       purchase agreements                                           90           (1,034)
  Cash paid for franchise agreements                                (32)
                                                              ---------         --------
           Net cash used by investing activites                (124,781)         (53,763)
                                                              ---------         --------
Cash flows from financing activities:
  Net proceeds from issuance of preferrred stock                                  18,143
  Net proceeds from issuance of common stock                         72
  Distributions to common and preferred shareholders            (27,398)         (25,562)
  Distributions to limited partners                              (2,775)            (334)
  Borrowings on revolving credit agreement                       65,743           38,750
  Payments on revolving credit agreement                        (12,000)
  Payments on debt and bonds                                     (2,773)             (31)
  Loan fees paid                                                 (1,392)            (126)
                                                              ---------         --------
            Net cash provided  by financing activities           31,477           18,840
                                                              ---------         --------
Net decrease in cash and cash equivalents                       (54,071)          (1,556)
Cash and cash equivalents at beginning of period                 57,935            2,680
                                                              ---------         --------
Cash and cash equivalents at end of period                    $   3,864         $  1,124
                                                              =========         ========

Supplemental disclosures of non-cash investing and financing activities:
  In 1997, the Company recorded a $6,356 allocation to paid-in capital from minority interest.
  In 1997, the Partnership issued 2,244,934 limited partnership units valued at $38.2 million in connection with the purchase of four hotels.
  In 1997, the Partnership applied deposits of $6,054 towards the purchase of hotels.
  In 1996, the Partnership applied deposits of $1,190 towards the purchase of hotels and land. In 1996, the Company issued 75,000 shares of Common Stock to an officer, which at date of issuance, were valued at $17 5/8 per share.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. Organization and Presentation. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to the RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At September 30, 1997, the Company owned approximately 90.5% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. During 1996, RFS Financing Partnership, L.P., (the "Financing Partnership"), a bankruptcy remote, single purpose Tennessee limited partnership, which is wholly owned by the Company, was formed to issue commercial mortgage bonds (the "Bonds").

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

2. Declaration of Dividend. On October 20, 1997, the Company declared a $0.375 dividend on each share of Common Stock outstanding to shareholders of record on November 7, 1997. A similar distribution was declared with respect to the units of the Partnership. The dividend and the distribution will be paid on November 17, 1997.

3. Acquisitions and Dispositions of Real Estate. In September 1997, the Partnership completed addition of 42 rooms to the Residence Inn in Ann Arbor, Michigan. The cost of the addition of $3.7 million was paid for with cash.

        In September 1997, the Partnership entered into two contracts to sell two hotels in Tupelo, Mississippi for an aggregate of approximately $4.7 million. The sales are expected to occur by the end of 1997.

4. Implementation of Statements of Financial Accounting Standards. The Financial Accounting Standards Board has issued Stantement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), No. 130, Reporting Comprehensive Income ("SFAS 130"), No. 129, Disclosure of Information About Capital Structure ("SFAS 129"), and No. 128, Earnings Per Share ("SFAS 128"). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type of financial information to be disclosed. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. These Standards are effective for periods ending after December 31, 1997.

        The Company believes that the impact of these Standards, when adopted, will not have a material impact on the Company's financial statements and financial statement presentation when presented on a comparable basis.

5. Computation of Net Income per Common and Common Equivalent Share. Net income per common and common equivalent share is computed as follows for the three and the nine months ended September 30, 1997 and 1996:


                                          For the Three Months          For the Nine Months
                                                Ended                          Ended
                                    Sept. 30, 1997 Sept. 30, 1996  Sept. 30, 1997 Sept. 30, 1996
                                    -------------- --------------  -------------- --------------
Income before minority interest         $11,782        $11,553        $31,680       $28,884
Less preferred stock dividend              (356)          (355)        (1,056)         (839)
                                        -------        -------        -------       -------
                                        $11,426        $11,198        $30,624       $28,045
                                        =======        =======        =======       =======
Weighted average common shares
     and common stock equivalents
     outstanding                         26,959         24,700         26,950        24,667

Net income per common and
     common equivalent share            $  0.42        $  0.45        $  1.14       $  1.14

6. Subsequent Events. In October 1997, the Partnership sold a Homewood Suites in Salt Lake City, Utah and a Homewood Suites in Plano, Texas for cash of approximately $15.4 million.

        In October 1997, the Company, through a non-qualified subsidiary, purchased a 205-room Sheraton in Birmingham, Alabama for a purchase price of approximately $18 million. The purchase price was paid with cash, the assumption of $5.5 million of bonds and includes $3.1 million for land in which the Company has entered into a contract to purchase. The land purchase is expected to occur in the first quarter of 1998.

7. Pro Forma Condensed Consolidated Statements of Income. The unaudited pro forma condensed statements of income for the nine months ended September 30, 1997 and 1996 of the Company are presented as if the hotel properties owned at September 30, 1997 were owned since January 1, 1996. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to forecast the results of operations for future periods.


                                                                1996      1997
                                                                ----      ----
Operating Data:
      Total revenue                                            $65,626   $58,794
      Real estate taxes and property and casualty insurance      6,404     4,689
      Depreciation and amortization                             15,483    14,964
      Compensation                                               1,812     1,485
      Franchise taxes                                              225       195
      General and administrative                                 1,415     1,475
      Loss on sale of a hotel property                                       244
      Interest expense, net                                      9,153     8,638
                                                               -------   -------
      Income before minority interest                           31,134    27,104
      Less minority interest                                    (2,967)   (2,583)
                                                               -------   -------
      Net income                                               $28,167   $24,521
                                                               =======   =======
      Net income per common and common
           equivalent share                                    $  1.12   $  0.97
      Weighted average shares and
          partnership units outstanding                         26,959    26,959

RFS, INC.
BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                         December 31,  September 30,
                                                             1996          1997
                                                             ----          ----
                                                                        (unaudited)
Assets
Cash and cash equivalents                                  $ 7,108        $ 9,429
Accounts receivable, net                                     3,287          5,134
Due from Parent                                              1,749         13,081
Other                                                          522          1,308
                                                           -------        -------
        Total current assets                                12,666         28,952

Notes and other receivables, net of current portion          3,000          1,795
Investment in RFS Hotel Investors, Inc.                     20,032         20,023
Leasehold improvements and office equipment, net               300            303
Capitalized franchise costs                                  2,563          2,425
Deferred costs and other assets, net                           656          1,776
                                                           -------        -------
                                                           $39,217        $55,274
                                                           =======        =======

Liabilities and Stockholder's Equity
Accounts payable and accrued expenses                      $ 6,350        $ 9,165
Note payable                                                   324              0
Lease payable                                                6,775         13,250
                                                           -------        -------
        Total current liabilities                           13,449         22,415

Net deficit in partnerships and ventures                       314            314
Deferred income taxes                                           61              0
                                                           -------        -------
        Total liabilities                                   13,824         22,729

Common stock, no par value; 5,000 shares authorized,
        100 shares issued and outstanding                      282            282
Additional paid-in capital                                  18,500         18,500
Unearned employee compensation                                (141)           (88)
Unrealized gain on marketable securities                       114            166
Retained earnings                                            6,638         13,685
                                                           -------        -------
       Total stockholder's equity                           25,393         32,545
                                                           -------        -------
                                                           $39,217        $55,274
                                                           =======        =======




                     The accompanying notes are an integral
                       part of these financial statements.

RFS, INC.
INCOME STATEMENTS
(DOLLARS IN THOUSANDS)

                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                              ------------------         -----------------
                                              1997          1996          1997       1996
                                              ----          ----          ----       ----
                                                 (unaudited)                (unaudited)
Revenues:

  Management and consulting fees             $   419      $   356       $  1,247   $    471
  Hotel revenues                              52,388       41,069        148,112    113,792
  Other fees and income                          420          498          1,229      1,272
                                             -------      -------       --------   --------
  Total revenues                              53,227       41,923        150,588    115,535
                                             -------      -------       --------   --------
Operating Expenses:
  General and administrative                   1,031          895          3,041      2,741
  Hotel expenses                              47,865       37,735        136,076    104,848
  Depreciation and amortization                   94           73            239        189
                                             -------      -------       --------   --------
  Total operating expenses                    48,990       38,703        139,356    107,778
                                             -------      -------       --------   --------

  Operating Income                             4,237        3,220         11,232      7,757

Interest expense                                  (1)          (3)            (5)       (14)
Interest income                                   45           71            195         75
                                             -------      -------       --------   --------
  Income before income taxes                   4,281        3,288         11,422      7,818

Provision for income taxes                    (1,640)      (1,151)        (4,375)    (2,736)
                                             -------      -------       --------   --------
  Net Income                                 $ 2,641      $ 2,137       $  7,047   $  5,082
                                             =======      =======       ========   ========




                     The accompanying notes are an integral
                      part of these financial statements.

RFS, INC.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                      Nine Months Ended September 30,
                                                            1997           1996
                                                            ----           ----
                                                         (unaudited)  (unaudited)
Cash flows from operating activities:
 Net income                                               $  7,047     $  5,082
 Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                             239          189
     Other non-cash expenses                                   114           53
     Deferred income taxes                                     (61)          -
     (Increase) decrease in accounts receivable             (1,847)      (1,392)
     (Increase) decrease in other assets                      (786)        (406)
     Increase in current liabilities                         9,290        7,883
                                                          --------     --------
        Net cash provided by operations                     13,996       11,409
                                                          --------     --------

Cash flows from investing activities:
     Purchases of furniture and equipment                      (77)         (37)
     Investment in RFS Hotel Investors, Inc.                    -       (18,500)
     Distributions from partnerships and joint ventures         -             2
     Increase in deferred costs and other assets            (1,147)      (2,626)
     Loans to owners of managed hotels, net                  1,205       (3,000)
                                                          --------     --------
        Net cash used by investing activities                  (19)     (24,161)
                                                          --------     --------

Cash flows from financing activities:
     Advances from (repayments to) Parent                  (11,332)      18,500
     Principal repayments                                     (324)        (672)
                                                          --------     --------
        Net cash provided by (used in) financing
        activities                                         (11,656)      17,828
                                                          --------     --------

Net increase in cash and cash equivalents                    2,321        5,076
Cash and cash equivalents at beginning of year               7,108        9,238
                                                          --------     --------
Cash and cash equivalents at end of year                  $  9,429     $ 14,314
                                                          --------     --------



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

        Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to RFS, Inc. or other wholly-owned subsidiaries of Doubletree (the "Lessees") under individual lease agreements (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the February 27, 1996 merger with Doubletree, the Partnership and RFS, Inc. amended each of the individual Percentage Leases. RFS, Inc. was granted a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership subject to certain exceptions.

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

2.  SIGNIFICANT ACCOUNTING POLICIES.

Investments

        Investments in partnerships and joint ventures are accounted for using the equity method when the Company has a general partnership interest or its limited partnership interest exceeds 5% and the Company does not exercise control over the venture. Profits and losses of these joint ventures are allocated in accordance with the joint venture agreements. All other investments are accounted for using the cost method with the exception of the marketable equity securities which are classified as available-for-sale and recorded at fair value with unrealized gains or losses reflected in stockholder's equity pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturer is absorbed within the Company's operating results.

3. Investment in RFS Hotel Investors, Inc. RFS, Inc. purchased 973,684 shares of the Company's convertible preferred stock for $19 per share or $18,500,000. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock pays a fixed annual dividend of $1.45 per share and is convertible on a one-for-one basis for shares of common stock of the Company beginning in February, 2003.

4. Notes and Other Receivables. In June 1996, RFS, Inc. obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with obtaining these contracts, RFS, Inc. loaned $3,000,000 to the owners, principally for renovations. The loan bears interest at 10% and is repayable as follows, subject to mandatory reductions in the event certain of the hotels are sold or refinanced:

$300,000 on December 31, 1998
$600,000 on December 31, 1999
$300,000 on December 31, 2000
$1,800,000 on December 31, 2001

In July 1997, the note receivable was reduced by approximately $1.4 million due to the refinancing of certain of the hotels by the owner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RFS HOTEL INVESTORS, INC.

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 61 hotels (the "Hotels") owned at September 30, 1997:


                                              Number of            Number of
Franchise Affiliation                     Hotel Properties        Rooms/Suites
---------------------                     ----------------        ------------
Full Service Hotels:
        Holiday Inn............................. 6 .................. 1,208
        Sheraton................................ 4 .................... 814
        Doubletree.............................. 1 .................... 219
        Independent............................. 2 .................... 311
                                                --                    -----
            Sub-total.......................... 13 .................. 2,552
                                                --                    -----
Extended Stay Hotels:
        Residence Inn.......................... 12 .................. 1,606
        Homewood................................ 2 .................... 197
        Hawthorn Suites......................... 1 .................... 280
                                                --                    -----
            Sub-total.......................... 15 .................. 2,083
                                                --                    -----
Limited Service Hotels:
        Hampton Inn............................ 19 .................. 2,358
        Courtyard by Marriott................... 1 .................... 102
        Comfort Inn............................. 6 .................... 787
        Holiday Inn Express..................... 7 .................... 861
                                                --                    -----
            Sub-total.......................... 33 .................. 4,108
                                                --                    -----
            Total.............................. 61 .................. 8,743
                                                ==                    =====


        The Hotels are located in 24 states.

        To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases the hotels to wholly-owned subsidiaries of Doubletree Corporation, (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is payable monthly. Percentage rent is payable quarterly. The Lessees operate 57 hotels. Three Hotels are operated by Alpha Inn Management Company and one by TMH, Inc. pursuant to management agreements between RFS, Inc. and Alpha Inn Management Company and TMH, Inc. RFS, Inc. has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1997 to 1996

        Increases in lease revenue for the three months ended September 30, 1997 over 1996 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1997 period and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

        At December 31, 1995, the Partnership owned 48 hotels. The Partnership acquired or opened six hotels during 1996 (the number of hotels is indicated in parenthesis following the date): January (1), May (1), July (1), November (2), and December (1). These hotels were owned the entire nine months in 1997. One hotel was sold in March of 1996.

        The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 51 of the 61 hotels owned at September 30, 1997 were owned by the Partnership throughout both periods; it excludes seven newly opened hotels and three expanded hotels where the room additions were not open for all of both periods presented.

                             for the three months ended September 30, 1997
                     ------------------------------------------------------------
                                   Actual                     Pro Forma
                     ------------------------------  ----------------------------
                                        % Increase                     % Increase
                     1997      1996     (Decrease)    1997     1996    (Decrease)
                     ----      ----     ----------    ----     ----    ----------
Occupancy            78.2%     81.1%      (3.5)       78.9%    80.8%     (1.3)
ADR                 $77.66    $72.45       7.2       $78.14   $74.17      5.4
Revpar              $60.76    $58.74       3.4       $62.33   $59.96      4.0


        Decreases in interest income are a result of funds from the sale of preferred stock in February 1996 being invested during 1996. These funds were used to purchase properties in 1997.

        Increases in real estate taxes and property and casualty insurance and increases in depreciation in 1997 over 1996 are due to the increased number of hotels owned by the Partnership during 1997 over 1996 and increased real estate tax assessments.

        Decreases in general and administrative expense in 1997 over 1996 are primarily due to stock exchange listing fees incurred in 1996 and not in 1997 offset by increased home office expenses and the write-off of costs related to potential acquisitions in the third quarter of 1997.

        Increases in amortization of loan costs in 1997 over 1996 are due to amortization in 1997 of costs related to the Bonds and amortization of commitment fees related to the Line of Credit.

        Interest expense increased in 1997 over 1996 due to Bonds being outstanding during 1997 and increased borrowings on the Line of Credit.

Comparison of the Nine Months Ended September 30, 1997 to 1996

        Increases in lease revenue for the nine months ended September 30, 1997 over 1996 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1997 period, and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

        At December 31, 1995, the Partnership owned 48 hotels. The Partnership acquired or opened six hotels during 1996 (the number of hotels is indicated in parenthesis following the date): January (1), May (1), July (1), November (2), and December (1). These hotels were owned the entire nine months in 1997. One hotel was sold in March of 1996.

        The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 51 of the 61 hotels owned at September 30, 1997 were owned by the Partnership throughout both periods; it excludes seven newly opened hotels and three expanded hotels where room additions were not open for all of both periods presented.


                           for the nine months ended September 30, 1997
                 -------------------------------------------------------------
                           Actual                      Pro Forma
                 ----------------------------    -----------------------------
                                  % Increase                       % Increase
                 1997     1996    (Decrease)     1997      1996    (Decrease)
                 ----     ----    ----------     ----      ----    ----------
Occupancy        76.2%    78.7%     (3.1)        77.5%     78.3%     (1.0)
ADR             $75.67   $69.44      9.0        $76.93    $71.85      7.1
Revpar          $57.67   $54.63      5.6        $59.65    $56.25      6.0


        Increases in real estate and property and casualty insurance and depreciation in 1997 over 1996 are due to the increased number of hotels owned by the Partnership during 1997 over 1996 and increased real estate tax assessments.

        Increases in compensation expense in 1997 over 1996 is due to the addition of several employees in the 1997 period.

        Decreases in general and administrative expense in 1997 over 1996 are due to stock exchange listing fees incurred in 1996 and not in 1997 and decreased write-offs of costs related to potential acquisitions in 1997, offset by increased home office expenses.

        Increases in amortization of loan costs in 1997 over 1996 are due to amortization in 1997 of costs related to the Bonds and amortization of commitment fees related to the Line of Credit.

        Increases in interest expense in 1997 over 1996 are due to the Bonds being outstanding during 1997 and increased borrowings on the Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has a bank line of credit (the "Line of Credit"), for $175 million, of which $100 million is unsecured. Borrowings under the Line of Credit bear interest at LIBOR plus 1.45%. The Line of Credit is secured by first priority mortgages on 29 hotels and agreements restricting the transfer, pledge or other hypothecation of 9 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company had borrowed $115.7 million on the Line of Credit at September 30, 1997.

        In November 1996, the Company, through a subsidiary, issued $75 million of commercial bonds, (the "Bonds") series 1996-1 as follows:


 Class            Initial Principal Amount     Interest Rate    Stated Maturity
 -----            -----------------------      -------------    ---------------
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

        In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The current outstanding balance due on the bonds is approximately $1.8 million. The industrial development bonds bear interest at a variable rate which, as of September 30, 1997, was approximately three and one half percent (3.5%) per annum. Principal is payable in installments of $0.6 million every three years with the next installment due in 2000.

        In connection with the purchase of a hotel in Atlanta, GA, the Partnership assumed a promissory note payable with a principal balance of approximately $5.9 million. The promissory note bears interest at 10.15% and is due monthly principal and interest installments of $53,000. The note is due July 1, 1998 and contains a severe prepayment premium.

        On February 27, 1996, the Company issued 973,684 of Series A convertible preferred stock to RFS, Inc. for an aggregate purchase price of $18.5 million.

        The Company has budgeted $25.9 million for capital expenditures in 1997 at the 61 hotels owned at September 30, 1997. At September 30, 1997, the Partnership had spent approximately $11.6 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Line of Credit to fund these expenditures. The Company intends to substantially complete these improvements by the end of 1997.

        In October 1997, the Partnership sold two Homewood Suites hotels for cash of approximately $15.4 million. Also, in October 1997, the Company, through a non-qualified subsidiary, purchased a Sheraton Hotel in Birmingham, AL for a purchase price of approximately $18 million. Cash from the sale of the two Homewood Suites hotels of $9.4 million and the assumption of $5.5 million of Industrial Development Bonds were used to purchase the hotel. The purchase price for land associated with the hotel is approximately $3.1 million. The Company has entered into a contract to purchase the land; the land purchase is expected to occur in the first quarter of 1998. The bonds were issued in 1988, are due in January 1, 2004 and bear interest at a variable rate that will result in the market value of the bonds being 100% of the principal amount, not to exceed 10.4%. The bonds currently bear interest at approximately 3.75%.

The Partnership is developing the following hotels:


                                                              Estimated    Estimated
                                                Number of    Development   Opening
 Franchise               Location               Rms/Suites     Costs       Quarter(Q)
 ---------               --------               ---------      -----       ----------
 Residence Inn           West Palm Beach, FL        78       $6.4 million    4Q97
 Hampton Inn             Jacksonville, FL          118       $6.2 million    1Q98
 Homewood Suites         Chandler, AZ (Phoenix)     83       $6.7 million    2Q98
 Marriott Courtyard      Crystal Lake, IL           90       $6.6 million    4Q98
 TownePlace Suites       Fort Worth, TX             95       $6.2 million    3Q98
   by Marriott


        The Partnership is constructing a 36-suite addition to the Residence Inn in Charlotte, North Carolina. Construction costs are estimated at $3.6 million. Completion of the addition is expected in the second quarter of 1998. The Partnership is also constructing a 39-room addition to the Beverly Heritage hotel in Milpitas, California. Construction costs are estimated at $3.0 million. Completion of the addition is expected in the third quarter of 1998. There can be no assurance that any or all of such hotels or additions will be completed as scheduled.

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

        The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1997, the Partnership has, through September 30, 1997, made cash distributions to its partners, including the Company, of $30.2 million or $1.08 per Partnership unit, from which the Company made cash distributions to common shareholders of $27.4 million, or $1.08 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

        The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

FUNDS FROM OPERATIONS

        The National Association of Real Estate Investment Trusts has adopted a new definition of funds from operations ("FFO"). Under the definition, which many not be comparable to similar entitled items reported by other real estate investment trusts as all entities may not define FFO exactly the same, FFO represents net income excluding gains (or losses) from debt restructuring or sales of properties, plus depreciation of real property and after adjustments for unconsolidated partnerships and joint ventures. Under this definition, the Company's FFO is computed as follows:

                                For the Three Months Ended   For the Nine Months Ended
                                       September 30              September 30
                                ---------------------------  -------------------------
                                     1997        1996          1997         1996
                                       (in thousands, except per share amounts)
Income before allocation  to
   minority interest                $11,782     $11,553       $31,680      $28,884
Add depreciation                      4,664       2,804        12,856        7,944
Add loss on sale of hotel                                                      244
Less preferred dividend                (356)       (356)       (1,056)        (839)
                                    -------     -------       -------      -------
FFO                                 $16,090     $14,001       $43,480      $36,233
                                    =======     =======       =======      =======
Weighted average shares and
   partnership units outstanding     26,959      24,700        26,950       24,667
FFO per share                       $  0.60     $  0.57       $  1.61      $  1.47

RFS, INC.

BACKGROUND

RFS, Inc. leases 59 and operates 55 of the Hotels owned by the Partnership.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

        Total revenues increased $11.3 million or 27% to $53.2 million for three months ended September 30, 1997 compared to $41.9 million for the three months ended September 30, 1996. The increase in hotel revenues of $11.3 million was attributable primarily to the net addition of ten leased properties as compared to the comparable period of 1996. The margin on hotel results (hotel revenues less hotel expenses) increased $1.2 million or 36% from $3.3 million for the quarter ended September 30, 1996 to $4.5 million for the comparable period in 1997, reflecting the addition of the eleven properties discussed above and an improvement in the operating margins of the hotels from 8.1% in the three months ended September 30, 1996 to 8.6% in the three months ended September 30, 1997.

        Management and franchise fees increased nominally to $0.4 million reflecting improvements in revenues principally from eight management contracts that commenced late in the second quarter of 1996. Other fees and income decreased to $0.4 million for the three months ended September 30, 1997 from $0.5 million for the three months ended September 30, 1996.

        General and administrative expenses increased slightly to $1.0 million for the three months ended September 30, 1997 compared to $0.9 million for the three months ended September 30, 1996, reflecting increased costs associated with the addition of the properties discussed above. Depreciation and amortization increased nominally. Interest income represents interest earned on the loan made to the owner of certain hotels managed by RFS, a portion of which was repaid in the second quarter of 1997. The provision for income taxes reflects an effective tax rate of 35.0% in 1996 and 38.3% in 1997, respectively (the consolidated effective tax rates for Doubletree Corporation in those years).

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

        Total revenues increased $35.1 million or 30% to $150.6 million for nine months ended September 30, 1997 compared to $115.6 million for the nine months ended September 30, 1996. The increase in hotel revenues of $34.3 million was attributable, in part, to the net addition of twelve leased properties as compared to the comparable period of 1996. The margin on hotel results (hotel revenues less hotel expenses) increased $3.1 million or 35% from $8.9 million to $12.0 million reflecting the addition of the eleven properties in comparison to the prior period and an improvement in the margins of the hotels from 7.9% in the nine months ended September 30, 1996 to 8.1% in the nine months ended September 30, 1997.

        Management and franchise fees increased to $1.2 million reflecting the net addition of eight management contracts that commenced late in the second quarter of 1996. Other fees and income decreased slightly.

        General and administrative expenses increased by $0.3 million or 11% to $3.0 million for the nine months ended September 30, 1997 compared to $2.7 million for the nine months ended September 30, 1996, reflecting increased costs associated with the addition of the properties discussed above. Depreciation and amortization increased nominally. Interest income represents interest earned on the loan made to the owner of certain hotels managed by RFS. The provision for income taxes reflects an effective tax rate of 35.0% in 1996 and $38.3% in 1997, respectively (the consolidated effective tax rates for Doubletree Corporation in those years).

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1997, RFS, Inc. generated cash flow from operations of $13.9 million as compared to $11.4 million for the comparable period of 1996. The increase was principally attributable to increased earnings and an increase in the lease payment due to the Lessor that is paid on a quarterly basis in arrears. The principal source of cash, other than capital contributions from Doubletree Corporation, will come from operations. Since inception, RFS, Inc. has been able to meet its rent obligations under the Percentage Leases. To the extent that future operations are not sufficient to meet the rent obligations when due, RFS, Inc. will seek additional capital from Doubletree Corporation which has agreed to maintain a minimum net worth of $15.0 million in RFS, Inc.

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



                                     RFS HOTEL INVESTORS, INC.


                                    /s/ Michael J. Pascal
--------------------                -------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)



                                    /s/ Robert M. Solmson
---------------------               -------------------------------------------
Date                                Robert M. Solmson, Chairman and Chief
                                    Executive Officer