Form 10-K405
period 1997-12-31
RFS HOTEL INVESTORS INC
filed 1998-03-25
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                    FORM 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----    ACT OF 1934
        [FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                          Common Stock $0.01 par value
                                (Title of Class)

                             New York Stock Exchange
                                (Name of Market)

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   X   Yes         No
                  -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $425,757,500 based on the last sale price in the New York Stock Exchange for such stock on March 16, 1998.

The number of shares of the Registrant's Common Stock outstanding was 24,329,000 as of March 16, 1998.

                       Documents Incorporated by Reference
Portions of the RFS Hotel Investors, Inc. Proxy Statement with respect to the Annual Meeting of Shareholders to be held on April 30, 1998 to be filed with the Securities and Exchange Commission within 120 days following the end of the year covered by the Form 10-K (the "Proxy Statement") are incorporated by reference into Part I and Part III. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders' for the year ended December 31, 1997 are incorporated into Part II and Part IV.



================================================================================

                                     PART I


         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report which could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


ITEM 1.  BUSINESS

(a)      General Development of Business

         RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993 and is a self-administered real estate investment trust ("REIT").

         The Company has contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") and is the sole general partner of the Partnership. The Partnership began operations in August 1993. At December 31, 1997, the Company owned an approximately 90.5% interest in the Partnership.

(b)      Financial Information About Industry Segment

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)      Narrative Description of Business

         General. At December 31, 1997, the Company owned, through the Partnership and other subsidiaries, 60 hotels (the "Hotels") containing 8,758 rooms located in 24 states. Reference herein to the "Partnership" includes these subsidiaries, where the context indicates. In order to qualify as a REIT for federal income tax purposes, neither the Company nor the Partnership can operate hotels. As a result, the Partnership leases all of its hotel properties to third parties (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") as described in Item 2 below. One Hotel is owned by a non-qualified REIT subsidiary and is operated by a third party pursuant to a management agreement.

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

         The Percentage Leases provide for annual rent equal to the greater of
(i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is payable monthly. Percentage rent is payable quarterly. The use of Percentage Leases allows the Company to participate in increased revenue at the Hotels. See Item 2 for further information with respect to the Percentage Leases.

         The Company recognizes the potential competitive advantage gained by owning hotel properties with little or no debt. High leverage may impair the ability of management to renovate, maintain and effectively manage properties. The Board of Directors of the Company has adopted a policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting. The Board of Directors may change the policy relating to the debt limit at any time without shareholder approval.

         The Company budgeted $26.0 million for capital improvements in 1997 at the 60 hotels owned at December 31, 1997. At December 31, 1997, the Partnership had spent $16.1 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under its Line of Credit to fund the remaining $9.9 million of budgeted 1997 expenditures. The Company intends to substantially complete these improvements by the second quarter of 1998. The Company has budgeted an additional $17.3 million to be spent on capital improvements at 55 of the Hotels owned at December 31, 1997 during 1998. The capital improvements are primarily designed to enhance revenues and the guests' experience and include replacing such items as carpets and drapes, renovating common areas and hotel exteriors.

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

         Property Management. The Lessees operate 55 Hotels. Four Hotels are operated by third parties, (the "Operators"), pursuant to management agreements with the Lessees, and one hotel is operated by a third party pursuant to a management agreement with a non-qualified REIT subsidiary. The Operators are paid a fee equal to 3% of gross revenue of the Hotels, plus reimbursement of out-of-pocket expenses. The Lessees and the Operators are generally required to perform all operational and management functions necessary to operate the Hotels. Such functions include but are not limited to ordering supplies, advertising and marketing, maid service, laundry and maintenance. The Lessees and the Operators manage other hotel properties in addition to the Hotels and are not required to devote all of their time and efforts to the Hotels.

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

         Employees. At December 31, 1997, the Company had a total of 24 employees.

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

increases in operating costs due to inflation and other factors; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessees' ability to make lease payments and therefore the Company's ability to make distributions to shareholders. Further, decreases in room revenues of the Hotels will result in decreased revenues to the Partnership under the Percentage Leases.

         The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases. The rent obligations under the Percentage Leases are unsecured and are not guaranteed. At December 31, 1997, the Lessees were in compliance with the provisions of the Percentage Leases.

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

         Environmental Issues. Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at the property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Thus, if such liability were to arise in connection with the ownership and operation of the Hotels, the Company, the Partnership, the Lessees, or the Operators, as the case may be, may be potentially liable for such costs.

         Phase I Environmental Survey Assessments ("ESA's") were obtained on all of the Hotels from independent environmental engineering firms at the time of acquisition (and, for some Hotels, in connection with subsequent financing transactions). The Phase I ESA's were intended to identify potential sources on contamination for which the Hotels may be responsible and to assess the status of environmental regulatory compliance. No assurance can be given that the Phase I ESA's identified all significant environmental problems or that no additional environmental liabilities exist. The Phase I ESA's included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs, wetlands and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESA's did not include invasive procedures, such as soil or ground water sampling and analysis.

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

         Each former owner of the Hotels has represented that it knows of no hazardous substance or PCBs in, on, or under the hotels or the real property upon which the Hotels are situated. With respect to the Hotels each such former owner will remain liable for all claims and costs arising from a breach of such representation. In addition, the seller of the Hotels will remain liable for all costs and claims incurred by the Partnership arising as a result of (other than as described above) items with respect to which the Phase I ESA reports recommended corrective or remedial action, specifically removal by the former owner of the Hotel in Franklin, Tennessee of debris dumped or buried in a corner of the real property upon which such Hotel is situated and erection of a fence around the area to prevent further dumping. The Company believes the former owners of the Hotels have, and will have, sufficient assets to satisfy their obligations to the Partnership which might reasonably be expected to arise under the contracts pursuant to which such properties were acquired by the Partnership. There can be no assurances, however, that such former owners will be able to satisfy any of such obligations.

         Except as noted specifically above, the Phase I ESA reports have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of an such liability or compliance concerns. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or compliance concerns or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership or the Company.

         The Company believes that the Hotels are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Except as noted above with respect to the hotel in Indianapolis, Indiana, neither the Company nor, to the knowledge of the Company, any of the former owners of the Hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its present or former properties.

         Tax Status. The Company elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code, commencing with its taxable period ended December 31, 1993. The Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

         Executive Officers. Information with respect to Robert M. Solmson
(age 50), Chairman of the Board, Chief Executive Officer and President of the Company is incorporated by reference to the Company's Proxy Statement. See Item
10. J. William Lovelace (age 60) is Executive Vice President of the Company. From 1991 to June 1994, he was an officer of RFS, Inc. and subsidiaries of RFS, Inc. From 1984 to 1991, Mr. Lovelace served as President of Dominion Hospitality Management, Inc., a hotel management company. Mr. Lovelace has been active in the hotel/motel industry for over 30 years. Mr. Lovelace is a graduate of the University of Missouri. Michael J. Pascal (age 39) is Secretary, Treasurer and Chief Financial Officer of the Company. From 1991 to June 1994, he was Chief Financial Officer of RFS, Inc. From 1990 to 1991, he was Controller and General Counsel for Dominion Hospitality Management, Inc., a hotel management company. From 1985 to 1990, he was General Counsel and Chief Financial Officer for The McDowell Company. Mr. Pascal holds a B.S. and a J.D. degree from Memphis State University. Mr. Lovelace is Mr. Pascal's father-in-law.

ITEM 2.  PROPERTIES

         The following table sets forth certain pro forma information for the year ended December 31, 1997 with respect to the Hotels. For hotels acquired during 1997, this information includes the actual operating results both prior and subsequent to acquisition by the Partnership.

                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      ----------------------------------------------
                                                                                             AVERAGE     REVENUE PER
                                             DATE      NUMBER       ROOM                      DAILY       AVAILABLE
                                            OPENED    OF ROOMS     REVENUE    OCCUPANCY        RATE          ROOM
                                            ------    --------     -------    ---------      -------     -----------
                                                                        (in thousands)
HAMPTON INN HOTELS:
     Denver, CO (Airport)                    1985       138        $  2,163      77.3%        $55.53      $42.95
     Detroit (Warren), MI                    1988       124           1,734      63.3%         60.50       38.31
     Ft. Lauderdale, FL                      1986       122           2,151      71.0%         68.01       48.30
     Hattiesburg, MS                         1988       154           2,231      73.1%         54.32       39.69
     Houston, TX (Hobby)                     1996       119           1,578      67.0%         54.28       36.34
     Indianapolis, IN                        1988       131           2,383      77.7%         64.15       49.83
     Lakewood (Denver), CO                   1987       150           2,779      76.6%         66.25       50.76
     Lansing, MI                             1985       109           1,503      66.4%         56.89       37.78
     Laredo, TX                              1995       119           2,043      80.7%         58.24       46.98
     Lincoln, NE                             1983       111           1,973      82.0%         59.41       48.70
     Memphis, TN                             1992       120           2,374      83.2%         65.15       54.21
     Minneapolis, MN (Airport)               1985       135           2,846      80.7%         71.61       57.75
     Minneapolis (Minnetonka), MN            1990       127           2,017      66.3%         65.64       43.51
     Oklahoma City, OK                       1986       134           2,409      77.8%         63.33       49.25
     Omaha, NE                               1985       129           2,155      75.5%         60.59       45.77
     Plano, TX                               1996       131           2,070      70.4%         61.46       43.29
     Tulsa, OK                               1986       148           2,049      65.4%         58.01       37.94
     Sedona, AZ (1)                          1997        56             494      49.4%         90.37       44.60
     Chandler, AZ (1)                        1997       101             941      57.3%         69.49       39.81

RESIDENCE INN HOTELS:
     Ann Arbor, MI                           1985       114           2,378      83.5%         91.69       76.53
     Charlotte, NC                           1984        80           2,224      84.0%         90.72       76.17
     Fishkill, NY                            1988       136           4,267      83.4%        103.03       85.97
     Fort Worth, TX                          1983       120           3,490      86.9%         91.75       79.69
     Kansas City, MO                         1987        96           2,477      74.5%         94.95       70.70
     Orlando, FL                             1984       176           5,079      85.9%         91.99       79.06
     Perimeter West (Atlanta), GA            1987       128           3,170      74.4%         91.18       67.86
     Providence, RI                          1989        96           3,117      91.5%         97.23       88.96
     Sacramento, CA                          1987       176           4,691      79.1%         92.30       73.02
     Torrance, CA                            1984       247           7,561      89.7%         93.52       83.86
     Tyler, TX                               1985       128           2,710      89.9%         64.51       58.00
     Wilmington, DE                          1989       120           3,605      92.0%         89.46       82.30
     Jacksonville, FL (1)                    1997       120             402      51.5%         85.73       44.13

                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      ----------------------------------------------
                                                                                             AVERAGE     REVENUE PER
                                             DATE      NUMBER       ROOM                      DAILY       AVAILABLE
                                            OPENED    OF ROOMS     REVENUE    OCCUPANCY        RATE          ROOM
                                            ------    --------     -------    ---------      -------     -----------
                                                                        (in thousands)
HOLIDAY INN HOTELS:
     Clayton, MO                             1965       255         $ 5,069      69.7%        $78.13      $54.46
     Columbia, SC                            1969       175           2,413      69.0%         54.76       37.77
     Crystal Lake (Chicago), IL              1988       196           4,761      76.9%         86.50       66.55
     Flint, MI                               1990       171           4,201      77.7%         86.84       67.30
     Lafayette, LA                           1983       242           4,131      78.1%         59.87       46.77
     Louisville, KY                          1970       169           2,249      71.9%         50.71       36.45

COMFORT INN HOTELS:
     Clemson, SC                             1989       122           1,556      66.9%         52.28       34.95
     Conyers, GA                             1989        83           1,087      62.5%         57.44       35.88
     Detroit (Farmington Hills), MI          1987       135           2,188      67.5%         65.80       44.41
     Fort Mill, SC (Charlotte, NC)           1987       153           2,362      72.3%         58.49       42.30
     Grand Rapids, MI                        1982       109           1,547      70.9%         54.85       38.87
     Marietta, GA                            1989       185           2,125      63.8%         49.32       31.46

HOLIDAY INN EXPRESS HOTELS:
     Austin, TX                              1992       125           2,088      71.3%         64.14       45.76
     Chicago (Arlington Heights), IL         1989       125           2,609      77.2%         74.11       57.19
     Chicago (Downers Grove), IL             1984       123           2,390      70.3%         75.72       53.24
     Franklin, TN                            1969       100           1,413      73.5%         52.65       38.71
     Milwaukee (Wauwatosa), WI               1984       122           1,981      77.4%         57.50       44.48
     Minneapolis, MN                         1987       142           2,861      82.4%         67.02       55.21

SHERATON AND SHERATON FOUR POINTS HOTELS:
     Bakersfield, CA                         1983       197           3,412      68.0%         69.79       47.45
     Birmingham, AL                          1984       202           4,471      69.1%         87.87       60.75
     Pleasanton, CA                          1985       214           5,367      73.5%         93.46       68.72
     Milpitas, CA                            1988       229           8,371      74.6%        134.26      100.15
     Sunnyvale, CA                           1980       174           6,192      83.4%        116.93       97.50

HAWTHORN SUITES HOTEL:
     Atlanta, GA                             1984       280           5,667      68.4%         81.03       55.45

DOUBLETREE HOTEL:
     Del Mar, CA                             1990       220           5,828      81.7%         88.94       72.69

EXECUTIVE INN HOTEL:
     Tupelo, MS                              1982       115           1,365      60.0%         54.22       32.51

BEVERLY HERITAGE HOTEL:
     Milpitas, CA                            1988       196           7,125      74.9%        132.95       99.59

COURTYARD BY MARRIOTT HOTEL:
     Flint, MI                               1996       102           1,864      65.0%         77.01       50.07

(1) Represents operations since the opening of hotel in June 1997 for the Hampton Inn in Sedona, AZ, in May 1997 for the Hampton Inn in Chandler, AZ, and in October 1997 for the Residence Inn in Jacksonville, FL.

         Recent Acquisitions, Sales and Pending Developments. A 78-suite Residence Inn in West Palm Beach, FL was opened in February 1998. The Partnership developed this hotel at a cost of $6.2 million. A 118 room Hampton Inn in Jacksonville, FL was opened in March 1998. The Partnership developed this hotel at a cost of $6.2 million. The Partnership is developing the following hotels:

                                                                           Estimated          Estimated
                                                          Number of       Development          Opening
   Franchise                  Location                  Rooms/Suites        Costs               Quarter
   ---------                  --------                  ------------      -----------         ----------
Homewood Suites               Chandler, AZ                  83            $6.6 million           2Q98
TownePlace Suites             Fort Worth, TX                95            $6.3 million           3Q98
Courtyard                     Crystal Lake, IL              95            $6.5 million           4Q98
TownePlace Suites             Miami, FL                     95            $6.5 million           4Q98

The Partnership is constructing a 40 room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $3.0 million. Completion of the addition is expected in the third quarter of 1998. Additionally, the Partnership is constructing a 36-suite addition to the Residence Inn in Charlotte, NC. Construction costs are estimated at $3.6 million. Completion of the addition is expected in the third quarter of 1998.

         The Partnership sold the Executive Inn in Tupelo, MS in February 1998 for $4.6 million.

         Master Agreement. The Company and the Partnership have entered into a master agreement, (the "Master Agreement"), with one of the Lessees, RFS, Inc., a wholly owned subsidiary of Promus Hotel Corporation. Under the Master Agreement, the Company and the Partnership have granted to RFS, Inc., a right of first offer and right of first refusal (the "Right of First Refusal") to lease hotels acquired by the Partnership or the Company prior to February 27, 2006 (the "Term"), subject to certain exceptions described below.

         During the Term, the Partnership and the Company must deliver to RFS, Inc. a written notice specifying the proposed Base Rent and Percentage Rent upon which the Partnership would be willing to lease a proposed acquisition or development hotel to RFS, Inc. In the event RFS, Inc. does not agree within 15 days to lease the particular hotel pursuant to the rent terms set forth in the notice, the Partnership may seek an alternative lessee; provided, however, that before executing a lease with such alternative lessee, the Partnership must send a second notice to RFS, Inc. setting forth the final rent terms of the proposed lease between the Partnership and such alternative lessee. RFS, Inc. will then have 5 days to elect to lease the hotel from the Partnership upon the terms set forth in the second notice. If RFS, Inc. does not make such election, the

Partnership may enter into a lease with the alternative lessee upon the terms set forth in the second notice.

         The Partnership may terminate the Right of First Refusal at any time following February 27, 2003, in the event the hotels leased by RFS, Inc. throughout such seven-year period fail to meet certain financial performance goals. The Partnership may also terminate the Right of First Refusal: (i) upon the occurrence under the lease of an "Event of Default" by the Lessee; (ii) in the event the Company's status as a real estate investment trust is terminated and the leases are terminated by the Company, and the Company (a) redeems all outstanding Series A Preferred Stock owned by the RFS, Inc. at a price per share equal to the greater of (A) $19.00 or (B) the average sales prices for the Company's Common Stock for the ten trading days prior to the closing date, (b) the Partnership pays RFS, Inc. the fair market value of the remaining terms of the leases and (c) if such termination occurs prior to February 27, 2006, the Partnership pays RFS, Inc. an amount equal to $5,000,000 minus $41,667 for each calendar month which has expired since February 27, 1996; or (iii) if RFS, Inc. fails to maintain a minimum net worth of $15,000,000 during the term of any lease or defaults under the terms of the Master Agreement.

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

         The Right of First Refusal also will not apply to the acquisition by the Partnership of any hotel (a "Subject Hotel") located in proximity to a hotel (a "Competing Hotel") owned, leased, managed or franchised by RFS, Inc. or an affiliate of RFS, Inc. such that the ownership, lease, management or franchise of the Competing Hotel would violate the five-mile radius non-competition provisions of the lease with respect to the Subject Hotel if a lease were entered into between the Partnership and RFS, Inc. The foregoing exception to the Right of First Refusal will not apply if the ownership, lease, management or franchise of the Competing Hotel is pursuant to a lease or other agreement with the Partnership. Even if the exception is applicable, the Partnership must notify RFS, Inc. of its proposed acquisition of the Subject Hotel so that RFS, Inc. has the opportunity to terminate its ownership, lease, management or franchise of the Competing Hotel, or take such other action as is necessary, in order to allow RFS, Inc. to enter into a percentage lease with respect to the Subject Hotel without violating the non-competition restrictions.

         The Right of First Refusal is also inapplicable to any hotels acquired by the Partnership from a real estate investment trust other than the Company in connection with the acquisition by the Partnership of substantially all of the hotels of such other real estate investment trust, whether by merger, purchase of assets or otherwise.

         RFS, Inc. is required to maintain a $15,000,000 tangible net worth during the terms of the Leases. The Master Agreement provides that there can be no change in control of RFS, Inc. without prior consent of the Partnership.

         The Percentage Leases. All but one of the hotels owned by the Partnership are separately leased to the Lessees under a Percentage Lease.

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

         Percentage Lease Terms. Each Percentage Lease has an initial term of fifteen years from the date of inception, and is subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Base Rent accrues and is required to be paid monthly; Percentage Rent is payable quarterly, on or before the 35th day following the end of each of the first three calendar quarters in each fiscal year and on or before February 10 of the next year, with respect to the fourth calendar quarter of each fiscal year, and is calculated by multiplying fixed percentages by room revenue and, with respect to the full service Hotels, beverage revenue and food revenue. For the year ended December 31, 1997, room revenue for each of the Hotels exceeded the amount required to trigger the top tier of room revenue payable as Percentage Rent. The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases.

PROPERTY TYPE                        FIRST TIER            MIDDLE TIER            TOP TIER
-------------                        ----------            -----------            --------
Full Service (1).................   17% to 53.1%           30% to 70%            50% to 75%

Extended Stay....................   24% to 41%             45% to 50%            60% to 72%

Limited Service..................   20% to 47.2%              N/A                50% to 76.5%

(1) Percentage Rent formula also includes 20% of beverage revenue and 5% of food revenue.

         The specific rent terms for each Percentage Lease for each Hotel are set forth in Exhibit 10.2(a) to this Form 10-K.

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

         Damage to Hotels. In the event of damage to or destruction of any Hotel covered by insurance, whether or not such damage or destruction renders the Hotel unsuitable for the Lessees' use and occupancy, the Lessees are obligated to the extent of any insurance proceeds made available to the Lessee and any other sums advanced by the Partnership, to repair, rebuild, or restore the Hotel on the terms set forth in the applicable Percentage Lease. If the insurance proceeds are not adequate to restore the Hotel, each of the Lessees and the Partnership has the right to terminate the Percentage Lease without affecting any other Percentage Leases in effect between the Lessees and the Partnership, by giving notice to the other. The Partnership will retain the insurance proceeds. If the Lessees terminate the Percentage Lease due to the inadequacy of the insurance proceeds, the Partnership may nullify the termination and keep the Percentage Lease in full force by providing within 30 days after receipt of notice of termination the Partnership's unconditional, legally binding obligation to be responsible for restoration costs in excess of the insurance proceeds. If the Percentage Lease is terminated by either the Lessees or the Partnership due to the inadequacy of the insurance proceeds and the inadequacy of insurance proceeds was the result of the Partnership's failure to maintain the proper insurance coverage as required, the Partnership must, within 180 days, pay the Lessee the fair market value of the applicable Percentage Lease on the date of termination or offer other percentage leases to the Lessees having an aggregate fair market value of no less than the fair market value of the applicable Percentage Lease. If damage or destruction of a Hotel is not covered by insurance, the provisions of the Percentage Lease which govern inadequacy of coverage apply. The Percentage Lease shall remain in full force and effect during the first six months of any period required for repair or restoration of any damaged or destroyed Hotel, after which time, rent will be equitably abated.

         Condemnation of Hotels. In the event of a total condemnation of a Hotel, the relevant Percentage Lease will terminate with respect to such Hotel as of the date of taking the Partnership and the Lessees will be entitled to their shares of any condemnation award in accordance with the provision of the Percentage Lease. In the event of a partial taking which does not render the Hotel unsuitable for the Lessees' use, the Lessees shall restore the untaken portion of the Hotel to a complete architectural unit but only to the extent of any condemnation awards made available to the Lessee or amounts advanced by the Partnership. If the condemnation award is not adequate to restore a Hotel, each of the Lessees and the Partnership have the right to terminate the Percentage Lease on the Hotel without affecting the other leases between the Lessees and the Partnership then in effect.

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

         Breach by Partnership. If the Partnership fails to cure a breach by it under a Percentage Lease, the Lessees may purchase the relevant Hotel from the Partnership for a purchase price equal to the Hotel's then fair market value. Upon notice from the Lessees that the Partnership has breached the Lease, the Partnership has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays.

         Inventory. All inventory required in the operation of the Hotels is purchased and owned by the Lessee at its expense. The Partnership has the option to purchase all inventory related to a particular Hotel at its fair market value upon termination of the related Percentage Lease.

         Franchise Agreements. All but one of the Hotels, the Beverly Heritage in Milpitas, CA, are licensed to operate under a franchise license. Nineteen Hotels are licensed as Hampton Inn hotels, thirteen are licensed as Residence Inn hotels, six are licensed as Comfort Inn hotels, six are licensed as Holiday Inn Express hotels, six are licensed as Holiday Inn hotels, one is licensed as a Hawthorn Suites hotel, one is licensed as a Doubletree hotel, one is licensed as a Courtyard by Marriott, one is licensed as a Sheraton hotel and four are licensed as Sheraton Four Points hotels. Holiday Inn and Holiday Inn Express are registered trademarks of Holiday Inn, Inc. Comfort Inn is a registered trademark of Choice Hotels International, Inc. Residence Inn and Courtyard by Marriott are registered trademarks of Marriott Corporation. Hampton Inn is registered a trademark of The Promus Companies, Inc. Hawthorn Suites is a registered trademark of Hawthorn Suites Hotels. Doubletree is a registered trademark of Doubletree Corporation. Sheraton and Sheraton Four Points are registered trademarks of ITT Sheraton Corporation.

         The franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the Lessees or the Operators as applicable, must comply. The franchise licenses obligate the Lessees to comply with the franchisor's standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

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

         Each franchise license gives the Lessees the right to operate the particular Hotel under a franchise for a period of from ten to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessees' failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The Lessees are entitled to terminate the franchise license only by giving at least 12 months notice and paying a specified amount of liquidated damages. The license agreements will not renew automatically upon expiration. The Lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the Holiday Inn franchise agreements, the Lessees are required to pay a franchise fee of 4% of room revenue (plus additional fees) from the Hotels operating as Holiday Inn hotels and a franchise fee ranging from 4-5% of room revenue (plus additional fees) from the Hotels operating as Holiday Inn Express hotels. Under the Comfort Inn franchise agreements, the Lessees are required to pay a franchise fee ranging from 4-5% of revenue for the Hotels operating as Comfort Inn hotels plus fees for use of the reservation system and other miscellaneous fees. Under the Promus Companies, Inc. franchise agreements, the Lessees are required to pay a franchise fee ranging from 4-5% of room revenue (plus additional fees) from the Hotels operating as Hampton Inn hotels and 5% from the Hotels operating as Homewood Suites hotels. Under the Marriott Corporation franchise agreement, the Lessees are required to pay a franchise fee ranging from 3-5% of room revenue (plus additional fees) from the Hotels operating as Residence Inn hotels and 5% from the Hotels operating as Courtyard by Marriott hotels. Under the Hawthorn Suites franchise agreement, the Lessees are required to pay a franchise fee of 4% of room revenue (plus additional fees) from the Hotels operating as Hawthorn Suites. Under the Doubletree Corporation franchise agreement, the Lessees are required to pay 3% of gross room revenue (plus additonal fees) from the Hotels operating as Doubletree hotels. Under the ITT Sheraton Corporation franchise agreements, the Lessees are required to pay a franchise fee of 5% of gross room sales (plus additional fees) for the hotels operating as Sheraton and Sheraton Four Points.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fourth quarter of 1997.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "RFS" on September 7, 1996. It previously traded on the Nasdaq Stock Market under the symbol "RFSI". The high and low sales prices for the shares on The Nasdaq Stock Market prior to September 6, 1996 and on the NYSE subsequent to September 5, 1996 and the dividends declared per share, are as follows:

                                          Stock Price          Dividend Declared
                                      High          Low            Per Share
                                     -------      -------      -----------------
         First Quarter 1996          $18.50       $15.375            $0.34
         Second Quarter 1996          18.00        14.875             0.36
         Third Quarter 1996           17.125       14.75              0.36
         Fourth Quarter 1996          19.75        14.875             0.36

         First Quarter 1997           19.75        16.75              0.36
         Second Quarter 1997          18.875       17.25              0.36
         Third Quarter 1997           19.9375      17.875             0.375
         Fourth Quarter 1997          21.25        18.125             0.375

(b)     Holders

        The number of holders of record of shares of common stock was 300 as of March 16, 1998.

(c)     Dividend

        The Company intends to pay regular quarterly dividends, which are dependent upon receipt of distributions from the Partnership, in order to maintain its REIT status under the Internal Revenue Code.

ITEM 6.  SELECTED FINANCIAL DATA

        The following tables set forth (i) selected historical financial data for the Company; (ii) selected historical financial data for RFS, Inc.; and
(iii) selected financial data for the Initial Hotels, the Company's predecessor.

        The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere, and incorporated by reference.

                                                            (in thousands, except per share data)
                                                                         THE COMPANY
                                           --------------------------------------------------------------------
                                            1997             1996           1995            1994       1993(1)
                                           -------         -------        --------        --------    ---------
OPERATING DATA:
Total revenue                              $83,069         $61,986        $ 48,307        $ 23,354    $   2,011
Income before minority interest             37,847          35,087          31,085          14,351        1,236
Net income                                  34,232          34,587          30,646          14,156        1,208
Diluted earnings per share                    1.34            1.37            1.26            0.94         0.25
Cash dividends declared per share             1.47            1.42            1.23            1.02         0.34
Total assets                               617,128         499,129         376,962         346,870       80,754
Total debt                                 208,909         133,064          30,186           2,420            0
OTHER DATA:
Funds from operations                       55,263          45,723          39,663          18,109        1,576
Cash provided by operating activities       58,590          46,448          38,896          17,321        1,306
Cash used by investing activities         (138,237)        (74,518)        (74,028)       (235,296)     (57,507)
Cash provided (used) by financing
     activities                             28,357          83,325          (7,838)        242,296       77,529

                                                                         RFS, INC.
                                          ---------------------------------------------------------------------
                                            1997            1996            1995            1994       1993(1)
                                          --------        --------        --------        --------     --------
Total revenue                             $196,761        $151,503        $122,818        $ 62,616     $ 10,536
Income from continuing operations            8,812           6,668           2,129             759          639
Net income                                   8,812           6,668           2,129             657          565
Total assets                                51,283          40,220          14,134          11,601        5,636
Total debt                                   --                325             672           1,511        1,625

                                                              THE INITIAL HOTELS (2)
                                                              ----------------------
                                                                       1993
                                                                     --------
Hotels' total revenue                                                $ 11,668
Income before interest, depreciation and amortization                   2,020
Loss before minority interest or extraordinary gain                      (911)
Net loss                                                                 (911)
Total assets                                                              n/a
Total debt                                                                n/a

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

THE COMPANY

Incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1997 filed as Exhibit 13.1 to this Form 10-K.


RFS, INC.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Total revenues increased $45.3 million or 30% to $196.8 million for the year ended December 31, 1997 compared to $151.5 million for the year ended December 31, 1996. The increase in hotel revenues of $44.6 million was attributable to the net addition of four leased properties in 1996 that generated a full year of revenues in 1997 and the addition of eight leased properties in 1997. Additionally, on a same store basis as compared to the 1996 period, the average daily rate increased approximately $2 to $71 while occupancy declined 1.6 percentage points to 75.4%. The margin on hotel results (hotel revenues less leased hotel expenses and percentage lease expense) increased $4.1 million or 37% from $11.2 million to $15.2 million, reflecting the addition of new properties and the improved operating performance of the hotels on a same-store basis offset by increased percentage lease payments to the lessor attributable to increased revenues.

         Management and consulting fees increased 97% to $1.6 million principally reflecting the full year impact of eight management contracts that commenced in the first half of 1996. Other fees and income decreased nominally.

         General and administrative expenses increased 16% or $0.5 million primarily due to increased staffing necessary to support the additional hotels. Depreciation and amortization increased reflecting the amortization of certain pre-opening costs associated with the leased hotels and a full year of amortization on the franchise application fees paid in 1996.

         The provision for income taxes in 1997 reflects a 38.3% effective tax rate (the consolidated effective tax rate for Doubletree Corporation in 1997) as compared to a 35% effective tax rate in 1996. The Company files a consolidated tax return with Doubletree Corporation.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

         Total revenues increased $28.7 million or 23% to $151.5 million for the year ended December 31, 1996 compared to $122.8 million for the year ended December 31, 1995. The increase in hotel revenues of $26.4 million was attributable to the net addition of four leased properties as compared to the 1995 period and an increase of approximately $5 in average daily rate to $68 on a same store basis while occupancy remained stable at approximately 77%. Additionally, revenues in the current year include the full year results of seven hotels that commenced operations in 1995. The margin on hotel results (hotel revenues less leased hotel expenses and percentage lease expense) increased $3.0 million or 37% from $8.2 million to $11.2 million reflecting the improved operating performance of the hotels partially offset by increased percentage lease payments to the lessor attributable to increased revenues.

         Management and consulting fees increased 81% to $0.8 million reflecting the net addition of eight management contracts that commenced in the first half of 1996. Other fees and income increased $1.9 million principally attributable to interest income earned on invested cash balances and loans made to the owners of certain of the managed hotels and dividend income generated from the investment in the convertible preferred stock of the Company.

         General and administrative expenses decreased 36% or $2.0 million primarily due to a reduction in headcount realized after the acquisition of the Lessee by Doubletree Corporation in February 1996. Business combination expenses of $1.0 million incurred in connection with the acquisition of the Lessee by Doubletree Corporation principally consisted of legal, professional and accounting fees, and certain other expenses. The nominal increase in depreciation and amortization reflects the amortization of the franchise application fees paid in connection with the acquisition.

         The provision for income taxes in 1996 reflects a 35% effective tax rate (the consolidated effective tax rate for Doubletree Corporation in 1995 and 1996). Prior to its acquisition by Doubletree Corporation, the Lessee was a Subchapter S Corporation, and generally was not subject to income taxes. Excluding the business combination expenses and utilizing an effective tax rate of 35% for 1995, net income would have increased $4.6 million from $2.1 million or 223%.

LIQUIDITY AND CAPITAL RESOURCES

         The principal source of cash to the Lessee, other than capital contributions from Doubletree Corporation, will come from operations. Since inception, the Lessee has been able to meet its rent obligations under the Percentage Leases. During 1997, the Lessee generated cash flow from operations of $10.4 million as compared to $6.0 million during 1996. The increase was principally attributable to changes in the Lessee's working capital and an increase of $2.2 million in net income. The Lessee expects that its cash flow from operations will be sufficient to meet its liquidity and capital requirements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Pursuant to the general instructions to Rule 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7a and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COMPANY

        Incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1997.

RFS, INC.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder
RFS, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of RFS, Inc. and Subsidiary (a wholly-owned subsidiary of Doubletree Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of RFS, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of RFS, Inc. for the year ended December 31, 1995 were audited by other auditors whose report was dated February 2, 1996, except for a subsequent events note dated February 27, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RFS, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Memphis, Tennessee
January 23, 1998

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                 1997           1996
                                                                 ----           ----
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $  7,322       $  7,660
     Trade receivables (net of an allowance for doubtful
         accounts of $11 and $62 at December 31, 1997
         and 1996, respectively)                                  4,300          3,680
     Inventories                                                    206            193
     Prepaid expenses                                               943            387
     Due from Parent                                             13,567          1,749
                                                               --------       --------
                  TOTAL CURRENT ASSETS                           26,338         13,669

Investments in RFS Hotel Investors, Inc.                         20,039         20,032
Note receivable                                                   1,529          3,000
Leasehold improvements and office equipment, net                    284            300
Capitalized franchise costs, net                                  2,303          2,478
Deferred costs and other assets, net                                790            741
                                                               --------       --------
                                                               $ 51,283       $ 40,220
                                                               ========       ========

              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Note payable                                              $   --         $    325
     Accounts payable and accrued expenses                        7,723          7,352
     Percentage Lease payable                                     8,901          6,775
                                                               --------       --------
                  TOTAL CURRENT LIABILITIES                      16,624         14,452

Distributions and losses in excess of investment in
     partnerships and ventures                                      315            314
Deferred income taxes                                                70             61
                                                               --------       --------
                  TOTAL LIABILITIES                              17,009         14,827
                                                               --------       --------

STOCKHOLDER'S EQUITY:
     Common stock, no par value; 5,000 shares authorized,
         100 shares issued and outstanding at
         December 31, 1997 and 1996                            $    282       $    282
     Additional paid-in capital                                  18,500         18,500
     Unearned employee compensation                                 (70)          (141)
     Unrealized gain on marketable equity securities,
         net of income taxes                                        112            114
     Retained earnings                                           15,450          6,638
                                                               --------       --------
                  TOTAL STOCKHOLDER'S EQUITY                     34,274         25,393
                                                               --------       --------

Commitments and contingencies
                                                               --------       --------
                                                               $ 51,283       $ 40,220
                                                               ========       ========



See accompanying notes to consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


                                                    1997             1996           1995
                                                  ---------       ---------       ---------
REVENUES:
     Hotel revenue                                $ 193,282       $ 148,699       $ 122,253
     Management and consulting fees                   1,611             817             452
     Other                                            1,868           1,987             113
                                                  ---------       ---------       ---------
                  TOTAL REVENUES                    196,761         151,503         122,818
                                                  ---------       ---------       ---------

EXPENSES:
     Hotel expenses:
         Salary and benefits                         43,173          35,355          25,847
         Franchise costs                             13,183          10,153           8,315
         Advertising and promotion                    7,020           5,069           4,294
         Utilities                                    8,368           7,090           6,151
         Repair and maintenance                       8,534           7,088           6,006
         Leases, insurance and taxes                  1,317           1,018           1,603
         Other operating costs                       16,403          11,626          14,624
                                                  ---------       ---------       ---------
                                                     97,998          77,399          66,840
     General and administrative                       3,972           3,430           5,386
     Business combination expenses                     --              --             1,007
     Depreciation and amortization                      460             266             172
     Percentage Lease expense                        80,049          60,148          47,249
                                                  ---------       ---------       ---------
                  TOTAL OPERATING EXPENSES          182,479         141,243         120,654
                                                  ---------       ---------       ---------

                  INCOME BEFORE INCOME TAXES         14,282          10,260           2,164

Income taxes                                         (5,470)         (3,592)            (35)
                                                  ---------       ---------       ---------

                  NET INCOME                      $   8,812       $   6,668       $   2,129
                                                  =========       =========       =========



See accompanying notes to consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                  Additional    Unearned                  Retained
                                                       Common      paid-in     employee     Unrealized     earnings
                                                        stock      capital   compensation      Gain       (deficit)        Total
                                                       ------     ---------- ------------   ----------    ---------        -----
Balances, December 31, 1994                             $  1      $  --         $--          $ --         $  (104)       $  (103)
     Issuance of 12 shares of common stock to
          employees                                      281         --          (281)         --             --                0
     Distributions ($2,294 per share)                    --          --          --            --           (2,055)        (2,055)
     Amortization of unearned employee compensation      --          --            70          --             --               70
     Unrealized gain on marketable equity
          securities, net of taxes                       --          --          --             22           --                22
     Net income                                          --          --          --            --            2,129          2,129
                                                        ----      -------       -----        -----        --------       --------

Balances, December 31, 1995                              282         --          (211)          22             (30)            63
     Contribution of paid-in capital                     --        18,500        --            --             --           18,500
     Amortization of unearned employee compensation      --          --            70          --             --               70
     Change in unrealized gain on marketable equity
         securities, net of taxes                        --          --          --             92           --                92
     Net income                                          --          --          --            --            6,668          6,668
                                                        ----      -------       -----        -----        --------       --------

Balances, December 31, 1996                              282       18,500        (141)         114           6,638         25,393
     Amortization of unearned employee compensation      --          --            71          --             --               71
     Change in unrealized gain on marketable equity
         securities, net of taxes                        --          --          --             (2)          --                (2)
     Net income                                          --          --          --            --            8,812          8,812
                                                        ----      -------       -----        -----        --------       --------
Balances, December 31, 1997                             $282      $18,500       $ (70)       $ 112        $ 15,450       $ 34,274
                                                        ====      =======       =====        =====        ========       ========


See accompanying notes to consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                      1997          1996         1995
                                                                    --------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  8,812      $  6,668      $ 2,129
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                              460           290          172
              Equity in loss of partnerships                            --            --            198
              Provision for bad debts                                     48            22           40
              Deferred income tax provision                             --            --           (158)
              (Increase) decrease in accounts receivable                (668)       (1,159)         163
              (Increase) decrease in other assets                       (737)         (127)         121
              Increase in accounts payable and accrued expenses        2,497           270        3,582
                                                                    --------      --------      -------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES          10,412         5,964        6,247
                                                                    --------      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in RFS Hotel Investors, Inc.                            --         (18,500)        --
     Investments in partnerships and ventures                           --            (175)        (270)
     Distributions from partnerships and ventures                          1             2            1
     Franchise application fees                                         --          (2,626)        --
     Purchase of furniture and equipment                                 (79)          (79)        (241)
     Loan to owners of managed hotels                                   --          (3,000)        --
     Collection of loan to owners of managed hotels                    1,471          --           --
     Purchase of marketable securities                                  --            --           (516)
     Increase in deferred costs and other assets                        --             (90)         (82)
                                                                    --------      --------      -------
                  NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES                            1,393       (24,468)      (1,108)
                                                                    --------      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution of paid-in capital from Parent                        --          18,500         --
     Increase in due from Parent                                     (11,818)       (1,749)        --
     Payments on notes payable                                          (325)          175         (839)
     Distributions to common stockholders                               --            --         (2,055)
                                                                    --------      --------      -------
                  NET CASH PROVIDED BY (USED IN)
                       FINANCING ACTIVITIES                          (12,143)       16,926       (2,894)
                                                                    --------      --------      -------

                  NET INCREASE (DECREASE) IN CASH                   $   (338)     $ (1,578)     $ 2,245

Cash and cash equivalents:
     Beginning of year                                                 7,660         9,238        6,993
                                                                    --------      --------      -------
     End of year                                                    $  7,322      $  7,660      $ 9,238
                                                                    ========      ========      =======

Supplemental Disclosures:
     Interest paid                                                  $      6      $     19      $   100
                                                                    ========      ========      =======
     Income taxes paid                                              $  5,470      $  3,666      $   123
                                                                    ========      ========      =======



See accompanying notes to consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
              (A WHOLLY-OWNED SUBSIDIARY OF DOUBLETREE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(1)      ORGANIZATION AND PRESENTATION

         Effective February 27, 1996, RFS, Inc. became a wholly-owned subsidiary of Doubletree Corporation ("Doubletree" or "Parent") in a transaction accounted for as a pooling of interests. RFS, Inc. generates substantially all of its revenue from operating and managing leased hotels owned by RFS Partnership, L.P. (the "Partnership"). The Partnership is 90.5% owned by RFS Hotel Investors, Inc. (the "Company"). On December 19, 1997, Doubletree became a wholly-owned subsidiary of Promus Hotel Corporation ("Promus") pursuant to a merger transaction in which each outstanding share of Doubletree common stock was exchanged for one share of Promus common stock.

         Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to RFS, Inc. under individual lease agreements (collectively, the Percentage Leases). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or
(ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the February 27, 1996 merger with Doubletree, RFS, Inc. amended each of the individual Percentage Leases. The significant amendments include extending the terms of the leases, clarifying the RFS, Inc's and the Partnership's responsibilities with respect to repairs and maintenance at the hotels and clarifying certain other provisions of the Percentage Leases. These provisions include the Partnership granting RFS, Inc. a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership.

         At December 31, 1997, RFS, Inc. leased 59 hotels from the Partnership and operated 75 hotels. Four hotels leased by RFS, Inc. are operated by other third party management companies. Six of the hotels operated by RFS, Inc. are for unrelated entities. RFS, Inc. leases and/or manages hotel properties in 26 states, primarily in the Southeast and Midwest and substantially all are affiliated with a nationally recognized franchise.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  REVENUE RECOGNITION

          Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

     (B)  PERCENTAGE LEASE EXPENSE

          Lease expense is recognized as due to the Partnership under the Percentage Leases commencing on the date a lease is executed between the Partnership and RFS, Inc.

     (C)  CAPITALIZED FRANCHISE COSTS

          In connection with RFS, Inc.'s acquisition by Doubletree, franchise application fees were paid to various franchisors of the Hotels. These fees are amortized over the remaining lives of the franchise agreements. The recoverability of the franchise application fees are periodically evaluated to determine whether such costs will be recovered from future operations.

          The initial cost of obtaining the franchise licenses is paid by the Partnership, and the ongoing franchise fees are paid by RFS, Inc. These fees are generally computed as a percentage of room revenue for each respective hotel in accordance with the franchise agreements and are expensed as incurred.

     (D)  LEASEHOLD IMPROVEMENTS AND OFFICE EQUIPMENT

          Maintenance and repairs are charged to operations as incurred; major renewals and betterments at the hotels are the responsibility of the Partnership.

          Improvements to office leaseholds are amortized over the shorter of the lives of the assets or the terms of the related leases. Office furniture and equipment is depreciated using the straight-line basis over their estimated useful lives, which is 7 years for furniture and 5 years for equipment. Accumulated depreciation at December 31, 1997 and 1996 was approximately $526,000 and $431,000, respectively.

     (E)  INVENTORIES

          Inventories consisting of food and beverages are stated at the lower of cost (generally first-in, first-out) or market.

     (F)  INVESTMENTS

          Investments in partnerships and joint ventures are accounted for using the equity method when RFS, Inc. has a general partnership interest or its limited partnership interest exceeds 5% and RFS, Inc. does not exercise control over the venture. Profits and losses of these joint ventures are allocated in accordance with the joint venture agreements. All other investments are accounted for using the cost method with the exception of the marketable equity securities which are classified as available-for-sale and recorded at fair value with unrealized gains or losses reflected in stockholder's equity pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See note 3. If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturer is absorbed within RFS, Inc.'s operating results.

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

          RFS, Inc.'s parent, Doubletree, files a consolidated federal income tax return. Beginning in 1996, the intercompany settlement of taxes paid is based on an informal tax sharing agreement which allocates taxes to RFS, Inc. based upon a proportionate allocation of Doubletree's consolidated current and deferred tax expenses. Prior to its acquisition by Doubletree, RFS, Inc. elected Subchapter S corporation status for federal income tax purposes and certain states effective January 1, 1995. RFS, Inc.'s Subchapter S corporation election was revoked upon RFS, Inc.'s acquisition by Doubletree.

     (H)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          RFS, Inc. considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

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

     (J)  RECLASSIFICATIONS

          Certain prior period amounts have been reclassified to conform to 1997 presentation.

     (K)  RECENT ACCOUNTING PRONOUNCEMENTS

          Effective December 31, 1997, RFS, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure." This statement specifies the disclosure requirements about the capital structure of an entity that has issued securities addressed by the statement. The adoption of this statement did not have a material effect on the consolidated financial statements.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material effect on the consolidated financial statements.

          Also in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, effective for years beginning after December 15, 1997. This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for the newly identified segments are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

(3)  INVESTMENTS IN RFS HOTEL INVESTORS, INC.

     RFS, Inc. has the following investments in the Company and the Partnership (in thousands):

                                                      1997        1996
                                                    -------     -------
      RFS HOTEL INVESTORS, INC
      Series A Convertible Preferred Stock          $18,500     $18,500
      Common Stock                                      698         691

      RFS PARTNERSHIP, L.P.
      Partnership Units                                 841         841
                                                    -------     -------
                                                    $20,039     $20,032
                                                    =======     =======

         On February 27, 1996, RFS, Inc. received from the Company 973,684 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of $18.5 million or $19.00 per share. The Series A Preferred Stock has an initial preference value of $19.00 per share ("Stated Value"), a par value of $.01, and is senior to the Company's common stock as to dividends and upon liquidation of the Company. Each share of Series A Preferred Stock has one vote and is convertible into one share of the Company's common stock after the seventh anniversary of the issuance. The shares of Series A Preferred Stock are entitled to a $1.45 annual cumulative dividend per share. The Series A Preferred Stock has mandatory redemption rights upon the occurrence of certain events which are under the Company's control. The Company can redeem the Series A Preferred Stock after the seventh anniversary of issuance at the Stated Value, together with all accrued and unpaid dividends.

         RFS, Inc.'s investment in the Partnership units is carried at the amount of cash consideration RFS, Inc. could have received in lieu of Partnership units which is approximately $841,000 on 77,904 units owned. At present, there is no market for the Partnership units. However, the Partnership units are convertible into Company common stock. RFS, Inc. owns 35,000 shares of the Company's common stock carried at their market value.

(4)      INVESTMENTS IN PARTNERSHIPS

         Information with respect to RFS, Inc.'s investments in partnerships at December 31, 1997 and 1996 is as follows:

                                                                                    CARRYING VALUE
                                                    %             TYPE OF           (IN THOUSANDS)
         ENTITY                                 OWNERSHIP        INTEREST        1997           1996
         ------                                 ---------        --------       -------        ------
         Devonshire Associates                     10%           General        $     1         $   1
         SF Partners                                2%           General            -             -
         Highland Plaza Partners, Ltd.              5%           General              1             1
         DDP Partners, L.P.                         5%           General             12            13
                                                                                  -----         -----
                                                                                     14            15
         Shelby Distribution Partners, L.P.        46%           General           (329)         (329)
                                                                                  -----         -----
                                                                                  $(315)        $(314)
                                                                                  =====         =====

(5)      NOTE RECEIVABLE

         In June 1996, RFS, Inc. obtained management agreements for eight hotel properties owned by entities unrelated to RFS, Inc. In connection with obtaining these contracts, RFS, Inc. loaned $3 million to the owners, principally for renovations. The note receivable was reduced by approximately $1.5 million primarily as a result of new debt financing and two hotel property sales by the owners. The note is unsecured, bears interest at 10% and is repayable as follows: $300,000 on December 31, 1998, $600,000 on December 31, 1999, $300,000 on December 31, 2000,
         $329,000 on December 31, 2001.

(6)      NOTE PAYABLE

         At December 31, 1996, RFS, Inc. had a note payable on premium financing contracts totaling $325,000. The note payable was unsecured, required monthly payments of approximately $47,000 including interest at 5.25% and was paid in full in September 1997.

(7)      PREFERRED AND COMMON STOCK

         In connection with RFS, Inc.'s acquisition by Doubletree, RFS, Inc. retired all its issued and outstanding common stock and issued 100 new shares of common stock to Doubletree. In addition, Doubletree made a $18,500,000 capital contribution to RFS, Inc. The proceeds from this capital contribution were used to acquire Series A Preferred Stock issued by the Company as discussed in note 3.

         In 1995, RFS, Inc. granted a total of 12 shares of common stock to certain employees. These shares were recorded at the estimated fair value on the date of grant. These shares vest ratably over the next four years. Such vesting requirements are contingent upon the employees' continued employment with RFS, Inc. The value of such shares at the grant date is being charged to compensation expense over the four-year period.

(8)      INCOME TAXES

         Effective February 27, 1996, RFS, Inc.'s results of operations are included in Doubletree's consolidated U.S. Federal income tax return. Prior to RFS, Inc.'s acquisition by Doubletree, income taxes were the responsibility of the RFS, Inc. Under the terms of an informal agreement, RFS, Inc. makes payments to Doubletree for a proportionate allocation of Doubletree's consolidated current and deferred income tax expense. RFS, Inc. recorded income tax expense of approximately $5,470,000 and $3,592,000 (based on an effective tax rate of 38.3% and 35% for the years ended December 31, 1997 and 1996, respectively) and remitted $5,470,000 and $3,666,000 to Doubletree for income tax payments for the years ended December 31, 1997 and 1996, respectively.

         The following represents the significant components of income tax expense and the effect of recognizing deferred tax assets and liabilities on various temporary differences for 1995 (in thousands):

                  Federal:
                     Change in tax status                             $(161)
                                                                      -----
                  State:
                     Current                                            193
                     Deferred                                             3
                                                                      -----
                                                                        196
                                                                      -----
                                                                      $  35
                                                                      =====

         RFS, Inc.'s income tax provision for 1995 was calculated as follows (in thousands):


                  State income taxes, net of federal benefit          $ 196
                  Reduction in federal deferred tax liability
                  due to change in tax status                          (161)
                                                                      -----
                        Income tax provision                          $  35
                                                                      =====

(9)      COMMITMENTS AND CONTINGENCIES

         RFS, Inc. leases office space and equipment under noncancelable operating lease agreements expiring at varying intervals through 2002. The future minimum rental payments required under these leases as of December 31, 1997 are as follows (in thousands):

                     YEAR                                 AMOUNT
                     ----                                 -------
                     1998                                 $   301
                     1999                                     312
                     2000                                     315
                     2001                                     315
                     2002                                      79
                     Thereafter                               -
                                                          -------
                                                          $ 1,322
                                                          =======

         Rental expense, except for the lease expense described below, was approximately $301,000, $301,000 and $431,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         RFS, Inc. has future lease commitments to the Partnership under the Percentage Leases through 2015. At December 31, 1997, minimum future rental payments under the Percentage Leases are as follows (in thousands):

                     YEAR                                 AMOUNT
                     ----                               ---------
                     1998                               $  33,905
                     1999                                  33,905
                     2000                                  33,905
                     2001                                  33,905
                     2002                                  33,905
                     Thereafter                           116,249
                                                        ---------
                                                        $ 285,774
                                                        =========

         RFS, Inc. paid base rents of approximately $34,956,000, $25,255,000 and $21,995,000 and percentage rents in excess of base rents of approximately $45,093,000, $34,893,000 and $25,254,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, RFS, Inc. had a net payable to the Partnership of $8,901,000 and $6,775,000, respectively, for percentage rents and other transactions.

         RFS, Inc. has management agreements with two hotel operators to manage four of the leased hotels. The management agreements have terms ranging from ten to twenty years and provide for a fee based on a percentage of each hotel's revenue.

(10)     RELATED PARTY TRANSACTIONS

         RFS, Inc. has an intercompany receivable from its Parent subject to an informal agreement where excess cash of RFS, Inc. is transferred to the Parent. No interest is earned on this receivable.

         Certain of the partnerships in which RFS, Inc. has an interest and certain former stockholders owed RFS, Inc. approximately $321,000 and $439,000 for advances and other transactions at December 31, 1997 and 1996, respectively. Such advances are recorded in distributions and losses in excess of investment in partnerships and ventures in the accompanying consolidated financial statements.

         RFS, Inc. has recognized, as income, approximately $1,564,092 and $1,340,956 of distributions received from the Partnership with respect to Series A Preferred Stock, Partnership units and Company common stock owned by RFS, Inc. for the years ended December 31, 1997 and 1996, respectively.

         On December 31, 1994, RFS, Inc. entered into a consulting agreement ("Agreement") with Hospitality Advisory Services, Inc. ("HAS"). The Agreement requires monthly payments of $40,000 to HAS beginning January 1, 1995 through December 31, 1995 with the term of the Agreement extended for one additional year. The Agreement also provides for incentive fees at the discretion of RFS, Inc. The owners of HAS are officers of the Company and were stockholders of RFS, Inc. Total fees paid to HAS during 1995 were approximately $780,000. The Agreement was terminated effective February 27, 1996 and was replaced with new consulting agreements with two former officers of RFS, Inc. These consulting agreements were terminated by RFS, Inc. on February 27, 1997. Total fees paid on these consulting agreements were $35,000 and $175,000 in 1997 and 1996, respectively.

(11)     EMPLOYEE BENEFIT PLANS

         In January 1995, RFS, Inc. adopted an employee savings plan under
         Section 401(k) of the Internal Revenue Code. This plan covers all full-time employees of RFS, Inc. who are 21 years of age and have completed at least one year of continuous service. The participants' maximum contributions, limited under applicable IRS regulations, were $9,500 per participant. RFS, Inc. currently contributes 50% of employee contributions to the plan, up to a maximum of 2% of employee compensation. RFS, Inc. contributions generally vest at 20% per year becoming fully vested in the seventh year of service. Contribution expense related to this plan was approximately $151,000 and $166,000 for the years ended December 31, 1997 and 1996, respectively.

(12)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. RFS, Inc.'s financial instruments consist primarily of cash and cash equivalents, trade receivables, note receivable, due from Parent, investments in RFS Hotel Investors, Inc., investments in partnerships and ventures, accounts payable and accrued expenses and Percentage Lease payable, each as included in the balance sheets under such captions.

         With the exception of note receivable, investments in partnerships and ventures and the investments in RFS Partnership, L.P. units, the carrying amounts of all other classes of financial instruments approximate fair value due to the short maturity of those instruments or, in the case of marketable equity securities they are carried at their estimated fair value.

         RFS, Inc. has determined that the fair value of its note receivable is not significantly different from its carrying value based on interest rate and payment terms RFS, Inc. would currently offer on notes with similar security to borrowers of similar creditworthiness. The fair value of the partnership interests, which is carried at cost, is estimated based upon the residual value to the Company in the respective partnership's net assets. RFS Partnership, L.P. units, which are convertible into Company common shares, have a carrying value of $841,000 and an estimated fair value of approximately $1,553,000 and $1,539,000 at December 31, 1997 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to the sections entitled "Election of Class II Directors" and "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days following the end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on April 30, 1998 (the "Proxy Statement"). See also Item 1. Business-Executive Officers.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements

        The following financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference:
             Report of Independent Accountants
             Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,
               1997, 1996 and 1995
             Consolidated Statements of Shareholders' Equity for the years ended
               December 31, 1997, 1996 and 1995 Consolidated
             Statements of Cash Flows for the years ended December 31, 1997,
               1996 and 1995
             Notes to Consolidated Financial Statements

        The following financial statement schedules and report of independent accountants on the financial statement schedules are included in this report on Form 10-K:
             Report of Independent Accountants on the Financial Statement Schedules Schedule III - Real Estate and Accumulated Depreciation
               for RFS Hotel Investors, Inc.

        The following financial statements of RFS, Inc. are included in this report on Form 10-K:
             Independent Auditors' Report Consolidated
             Balance Sheets as of December 31, 1997 and 1996
             Consolidated Statements of Operations for the years ended
               December 31, 1997, 1996 and 1995
             Consolidated Statements of Stockholder's Equity (Deficit) for the
               years ended December 31, 1997, 1996 and 1995
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

(b)     Reports on Form 8-K

        No filings on Form 8-K were made during the last quarter of 1997.

(c)     Exhibits

        Exhibit
        Number          Exhibit
        -------         -------
         3.1      -     Second Restated Charter of the Registrant (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 6, 1995 and incorporated herein by reference).

         3.1(a)   -     Articles of Amendment to Second Restated Charter of the Registrant
                           (previously filed as Exhibit 3.1 to the Company's Current Report on
                           Form 8-K dated March 14, 1996 and incorporated herein by reference).

         3.1(b)   -     Second Articles of Amendment to Second Restated Charter of the Registrant
                           (previously filed as Exhibit 3.1 to the Company's Current Report on Form
                           8-K dated July 8, 1996 and incorporated herein by reference).

         3.2      -     By-Laws of the Registrant (previously filed as Exhibit 3.2 to the Company's
                           Form S-11 Registration Statement, Registration No. 33-63696 and
                           incorporated herein by reference).

         3.3      -     Second Amended and Restated Agreement of Limited Partnership of RFS
                           Partnership, L.P., (previously filed as Exhibit 3.3 to the Company's Form
                           S-3 Registration Statement, Registration No. 33-83450 and incorporated herein by reference).

         3.3(a)   -     Third Amended and Restated Agreement of Limited Partnership of RFS
                           Partnership, L.P., (previously filed as Exhibit 4.3 to the Company's Form
                           S-3 Registration Statement, Registration No. 333-3307 and incorporated herein by reference).

         3.3(b)   -     Fourth Amended and Restated Agreement of Limited Partnership (previously filed as Exhibit 3.3(b) to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

       10.1       -     Consolidated Lease Amendment (previously filed as Exhibit 10.3 to the
                           Company's current report on Form 8-K, dated February 27, 1996 and incorporated herein by reference).

       10.2       -     Form of Future Percentage Lease (previously filed as Exhibit 10.4 to the
                           Company's Current Report on Form 8-K, dated February 27, 1996 and incorporated herein by reference).

     *10.2(a)     -     Schedule of terms of Percentage Leases

      10.3        -     Form of Sale and Purchase Agreement (previously filed as Exhibit 10.2 to the
                           Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     *10.3(a)     -     Schedule of terms of Sale and Purchase Agreements

     *10.4        -     Second Amended and Restated Employment Agreement between
                           RFS Managers, Inc. and Robert M. Solmson

     *10.6        -     Second Amended and Restated Employment Agreement between RFS
                           Managers, Inc. and  J. William Lovelace

     *10.7        -     Second Amended and Restated Employment Agreement between RFS
                           Managers, Inc. and  Michael J. Pascal

      10.9        -     Master Agreement, dated February 1, 1996 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February
                            27, 1996 and incorporated herein by reference).

      10.9(a)     -     First Amendment to Master Agreement dated as of November 21, 1996
                           (previously filed as Exhibit 10.9(a) to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

      10.10       -     Indenture dated as of November 21, 1996 (previously filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

      10.11       -     Form of Deed of Trust dated as of November 21, 1996 (previously filed as
                           Exhibit 10.11 to the Company's Form 10-K for the year ended December
                           31, 1996 and incorporated herein by reference).

     *10.12       -     Second Amended and Restated Revolving Credit and Term Loan
                           Agreement

      *13.1       -     Annual Report to Shareholders for the year ended December 31, 1997

      *21.1       -     List of Subsidiaries of the Registrant

      *23.1       -     Consent of Coopers & Lybrand L.L.P.

      *23.2       -     Consent of KPMG Peat Marwick LLP

      *27.1       -     Financial Data Schedule (for SEC use only)

     ----------------
     * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RFS HOTEL INVESTORS, INC.

                          By: /s/ Robert M. Solmson
                              -------------------------------------------------
                              Robert M. Solmson
                              Chairman of the Board and Chief Executive Officer

                              Date: March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                          TITLE                             DATE
/s/ Robert M. Solmson               Chairman of the Board,            March 23, 1998
---------------------------         Chief Executive Officer
Robert M. Solmson                   and President


/s/ Michael J. Pascal               Chief Financial Officer           March 23, 1998
---------------------------         Secretary and Treasurer
Michael J. Pascal                   (principal financial and
                                    accounting officer)

/s/ H. Lance Forsdick
---------------------------
H. Lance Forsdick, Sr.              Director                          March 23, 1998

/s/ Bruce E. Campbell, Jr.
---------------------------
Bruce E. Campbell, Jr.              Director                          March 23, 1998

/s/ Michael E. Starnes
---------------------------
Michael E. Starnes                  Director                          March 23, 1998

/s/ John W. Stokes, Jr.
---------------------------
John W. Stokes, Jr.                 Director                          March 23, 1998

/s/ Harry W. Phillips, Sr.
---------------------------
Harry W. Phillips, Sr.              Director                          March 23, 1998

/s/ R. Lee Jenkins
---------------------------
R. Lee Jenkins                      Director                          March 23, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

         Our report on the consolidated financial statements of RFS Hotel Investors, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 24 of the 1997 Annual Report to Shareholders of RFS Hotel Investors, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 39 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

                                       Coopers & Lybrand L.L.P.

Memphis, Tennessee
January 20, 1998, except for
  Note 13 as to which the
  date is February 28, 1998

                           RFS HOTEL INVESTORS, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)
                            as of December 31, 1997


                                                                                                Gross Amount
                                                                   Cost Capitalized           at Which Carried
                                          Initial Cost         Subsequent to Acquisition      at end of Period
                                    -----------------------   ---------------------------  ---------------------
                                              Buildings and               Buildings and            Buildings and
 Description          Encumbrances   Land     Improvements     Land       Improvements     Land     Improvements      Total
Holiday Inn
  Franklin, TN            (1)       $  737       $2,094       $     1        $  353       $   738      $ 2,447       $ 3,185
Holiday Inn
  Clayton, MO             (1)        1,599        4,968                       1,376         1,599        6,344         7,943
Holiday Inn
  Columbia, SC            (1)          790        3,573                         456           790        4,029         4,819
Holiday Inn Express
  Louisville, KY          (1)        1,328        3,808                         770         1,328        4,578         5,906
Executive Inn
  Tupelo, MS             none          686        2,603                         186           686        2,789         3,475
Comfort Inn
  Conyers, GA             (1)          440        2,866           (37)           27           403        2,893         3,296
Comfort Inn
  Marietta, GA            (2)          989        5,509                         108           989        5,617         6,606
Holiday Inn
  Lafayette, LA           (1)          700        8,858                         756           700        9,614        10,314
Residence Inn
  Kansas City, MO         (1)          392        5,344                          80           392        5,424         5,816
Comfort Inn
  Ft Mill, SC             (2)          763        6,612                         109           763        6,721         7,484
Comfort Inn
  Clemson, SC             (1)          201        4,901                          61           201        4,962         5,163
Hampton Inn
  Ft Lauderdale, FL       (1)          590        4,664                         119           590        4,783         5,373
Holiday Inn Express
  Arlington Heights, IL   (1)          350        4,121                         393           350        4,514         4,864
Hampton Inn
  Denver, CO             none          500        8,098                         350           500        8,448         8,948
Holiday Inn Express
  Downers Grove, IL       (1)          400        5,784                         294           400        6,078         6,478
Comfort Inn
  Farmington Hills, MI    (1)          525        4,118                         186           525        4,304         4,829
Comfort Inn
  Grand Rapids, MI        (1)          400        3,176                          42           400        3,218         3,618
Hampton Inn
  Indianapolis, IN        (1)          475        8,008                         262           475        8,270         8,745
Hampton Inn
  Lansing, MI             (1)          500        3,647                         285           500        3,932         4,432

                                                                          Life upon Which
                          Accumulated       Net Book                      Depreciation in
                          Depreciation        Value                        Latest Income
                         Buildings and    Buildings and       Date of       Statement is
Description               Improvements     Improvements      Acquisition     Calculated
Holiday Inn
  Franklin, TN                 $253            $2,194            1993            40
Holiday Inn
  Clayton, MO                   653             5,691            1993            40
Holiday Inn
  Columbia, SC                  434             3,595            1993            40
Holiday Inn Express
  Louisville, KY                460             4,118            1993            40
Executive Inn
  Tupelo, MS                    299             2,490            1993            40
Comfort Inn
  Conyers, GA                   312             2,581            1993            40
Comfort Inn
  Marietta, GA                  570             5,047            1993            40
Holiday Inn
  Lafayette, LA                 978             8,636            1993            40
Residence Inn
  Kansas City, MO               528             4,896            1994            40
Comfort Inn
  Ft Mill, SC                   625             6,096            1994            40
Comfort Inn
  Clemson, SC                   463             4,499            1994            40
Hampton Inn
  Ft Lauderdale, FL             445             4,338            1994            40
Holiday Inn Express
  Arlington Heights, IL        388             4,126            1994            40
Hampton Inn
  Denver, CO                    736             7,712            1994            40
Holiday Inn Express
  Downers Grove, IL             527             5,551            1994            40
Comfort Inn
  Farmington Hills, MI          374             3,930            1994            40
Comfort Inn
  Grand Rapids, MI              286             2,932            1994            40
Hampton Inn
  Indianapolis, IN              728             7,542            1994            40
Hampton Inn
  Lansing, MI                   337             3,595            1994            40


                                    continued

                            RFS HOTEL INVESTORS, INC.
        SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, continued
                                 (in thousands)
                             as of December 31, 1997

                                                                                                  Gross Amount
                                                                    Cost Capitalized            at Which Carried
                                             Initial Cost          Subsequent to Acquisition    at end of Period
                                      -----------------------     -------------------------   --------------------
                                                Buildings and               Buildings and            Buildings and
 Description             Encumbrances   Land     Improvements     Land       Improvements     Land    Improvements    Total
Hampton Inn
  Lincoln, NE                  (1)       $  350       $ 4,829                 $  328       $  350       $ 5,157       $ 5,507
Hampton Inn
  Bloomington, MN              (1)          375         8,657                    110          375         8,767         9,142
Holiday Inn Express
  Bloomington, MN              (1)          780         6,910      $ 25          181          805         7,091         7,896
Hampton Inn
  Minnetonka, MN               (1)          475         5,066                    111          475         5,177         5,652
Hampton Inn
  Oklahoma City, OK            (2)          530         6,826                    408          530         7,234         7,764
Hampton Inn
  Omaha, NE                    (2)          450         6,362                    377          450         6,739         7,189
Hampton Inn
  Tulsa, OK                    (1)          350         5,715                    376          350         6,091         6,441
Hampton Inn
  Warren, MI                   (1)          500         2,814                    205          500         3,019         3,519
Holiday Inn Express
  Wauwatosa, WI                (1)          700         4,926                    436          700         5,362         6,062
Residence Inn
  Fishkill, NY            $ 1,820         2,280        10,484                    131        2,280        10,615        12,895
Residence Inn
  Providence, RI               (2)        1,385         7,742                    206        1,385         7,948         9,333
Residence Inn
  Tyler, TX                    (1)          855         6,212                    219          855         6,431         7,286
Hampton Inn
  Memphis, TN                  (1)          980         6,157                     51          980         6,208         7,188
Residence Inn
  Ft Worth, TX                 (2)          985        10,726                     39          985        10,765        11,750
Residence Inn
  Wilmington, DE               (1)        1,100         8,488                    362        1,100         8,850         9,950
Residence Inn
  Torrance, CA                 (1)        2,600        17,789                    745        2,600        18,534        21,134
Residence Inn
  Ann Arbor, MI                (2)          525         4,461       227        3,062          752         7,523         8,275
Holiday Inn
  Flint, MI                    (1)        1,220        11,994                    254        1,220        12,248        13,468
Residence Inn
  Charlotte, NC                (2)          850         3,844       159          153        1,009         3,997         5,006
Hawthorn Suites
  Atlanta, GA                  (1)        3,000        12,886                    693        3,000        13,579        16,579

                                                                          Life upon Which
                            Accumulated       Net Book                      Depreciation in
                            Depreciation        Value                        Latest income
                          Buildings and    Buildings and       Date of       Statement is
Description                 Improvements     Improvements      Acquisition     Calculated
Hampton Inn
  Lincoln, NE                  $  446            $ 4,711            1994            40
Hampton Inn
  Bloomington, MN                 778              7,989            1994            40
Holiday Inn Express
  Bloomington, MN                 624              6,467            1994            40
Hampton Inn
  Minnetonka, MN                  457              4,720            1994            40
Hampton Inn
  Oklahoma City, OK               623              6,611            1994            40
Hampton Inn
  Omaha, NE                       585              6,154            1994            40
Hampton Inn
  Tulsa, OK                       529              5,562            1994            40
Hampton Inn
  Warren, MI                      258              2,761            1994            40
Holiday Inn Express
  Wauwatosa, WI                   454              4,908            1994            40
Residence Inn
  Fishkill, NY                    899              9,716            1994            40
Residence Inn
  Providence, RI                  666              7,282            1994            40
Residence Inn
  Tyler, TX                       537              5,894            1994            40
Hampton Inn
  Memphis, TN                     502              5,706            1994            40
Residence Inn
  Ft Worth, TX                    873              9,892            1994            40
Residence Inn
  Wilmington, DE                  709              8,141            1994            40
Residence Inn
  Torrance, CA                  1,479             17,055            1994            40
Residence Inn
  Ann Arbor, MI                   392              7,131            1994            40
Holiday Inn
  Flint, MI                       958             11,290            1994            40
Residence Inn
  Charlotte, NC                   309              3,688            1994            40
Hawthorn Suites
  Atlanta, GA                     989             12,590            1994            40

                                    continued

                            RFS HOTEL INVESTORS, INC.
        SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, continued
                                 (in thousands)
                             as of December 31, 1997

                                                                                                    Gross Amount
                                                                        Cost Capitalized           at Which Carried
                                               Initial Cost         Subsequent to Acquisition      at end of Period
                                         -----------------------    -------------------------   ---------------------
                                                   Buildings and               Buildings and            Buildings and
 Description               Encumbrances   Land     Improvements     Land       Improvements     Land    Improvements    Total
Holiday Inn Express
  Austin, TX                     (2)       $  500       $ 4,737               $    79       $  500      $ 4,816      $ 5,316
Hampton Inn
  Lakewood, CO                   (2)          957         6,790                    71          957        6,861        7,818
Hampton Inn
  Hattiesburg, MS                (2)          785         4,653                 1,504          785        6,157        6,942
Hampton Inn
  Laredo, TX                     (1)        1,037         4,116                    (6)       1,037        4,110        5,147
Residence Inn
  Atlanta, GA               $ 5,829         1,306        10,200                   128        1,306       10,328       11,634
Holiday Inn
  Crystal Lake, IL               (2)        1,685        10,932                    85        1,685       11,017       12,702
Residence Inn
  Orlando, FL                    (2)        1,045         8,880                    64        1,045        8,944        9,989
Residence Inn
  Sacramento, CA                 (2)        1,000        13,122                    61        1,000       13,183       14,183
Doubletree Hotel
  Del Mar, CA                    (2)        1,500        13,535                              1,500       13,535       15,035
Hampton Inn
  Plano, TX                      (1)          959         5,178                    17          959        5,195        6,154
Courtyard by Marriott
  Flint, MI                      (1)          600         4,852                   143          600        4,995        5,595
Hampton Inn
  Sedona, AZ                   none         1,464         3,858                              1,464        3,858        5,322
Hampton Inn
  Chandler, AZ                 none           485         3,950                                485        3,950        4,435
Hampton Inn
  Houston, TX                    (1)          606         4,919                                606        4,919        5,525


                                                                          Life upon Which
                            Accumulated       Net Book                      Depreciation in
                            Depreciation        Value                        Latest Income
                           Buildings and    Buildings and       Date of       Statement is
Description                 Improvements     Improvements      Acquisition     Calculated
Holiday Inn Express
  Austin, TX                     $358         $   4,458            1995            40
Hampton Inn
  Lakewood, CO                    483             6,378            1995            40
Hampton Inn
  Hattiesburg, MS                 379             5,778            1995            40
Hampton Inn
  Laredo, TX                      248             3,862            1995            40
Residence Inn
  Atlanta, GA                     576             9,752            1995            40
Holiday Inn
  Crystal Lake, IL                616            10,401            1995            40
Residence Inn
  Orlando, FL                     501             8,443            1995            40
Residence Inn
  Sacramento, CA                  657            12,526            1996            40
Doubletree Hotel
  Del Mar, CA                     562            12,973            1996            40
Hampton Inn
  Plano, TX                       194             5,001            1996            40
Courtyard by Marriott
  Flint, MI                       134             4,861            1996            40
Hampton Inn
  Sedona, AZ                       40             3,818            1997            40
Hampton Inn
  Chandler, AZ                     57             3,893            1997            40
Hampton Inn
  Houston, TX                     114             4,805            1997            40

                                    continued

                            RFS HOTEL INVESTORS, INC.
        SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, continued
                                 (in thousands)
                             as of December 31, 1997

                                                                                                    Gross Amount
                                                                        Cost Capitalized           at Which Carried
                                               Initial Cost         Subsequent to Acquisition      at end of Period
                                         -----------------------    -------------------------   ---------------------
                                                   Buildings and               Buildings and            Buildings and
 Description               Encumbrances   Land     Improvements     Land       Improvements     Land    Improvements    Total
Sheraton Hotel
  Milpitas, CA                    (1)    $ 5,253     $ 23,169                                  $ 5,253     $ 23,169    $ 28,422
Sheraton Four Points
  Sunnyvale, CA                   (1)        785       22,401                                      785       22,401      23,186
Sheraton Four Points
  Pleasant, CA                    (1)      1,935       19,251                                    1,935       19,251      21,186
Sheraton Four Points
  Bakersville, CA                 (1)      1,390        7,554                                    1,390        7,554       8,944
Beverly Heritage
  Milpitas, CA                  none       5,250       25,118                                    5,250       25,118      30,368
Sheraton Hotel
  Birmingham, AL            $  5,525       3,108       13,491                                    3,108       13,491      16,599
Residence Inn
  Jacksonville, FL              none       1,339        4,990                                    1,339        4,990       6,329
Unimproved land
  Crystal Lake, IL              none         252                                                   252            0         252
Unimproved land
  Chandler, AZ                  none         485                                                   485            0         485
Unimproved land
  West Palm Beach, FL           none       1,268                                                 1,268            0       1,268
Unimproved land
  Miami, FL                     none          16                                                    16            0          16
Unimproved land
  Jacksonville, FL              none       1,047                                                 1,047            0       1,047
                            --------     -------     --------      ------      -------         -------     --------    --------
  Totals                    $ 13,174     $68,712     $461,336      $  375      $16,806         $69,087     $478,142    $547,229
                            ========     =======     ========      ======      =======         =======     ========    ========


                                                                              Life upon Which
                               Accumulated       Net Book                      Depreciation in
                              Depreciation        Value                        Latest Income
                             Buildings and    Buildings and       Date of       Statement is
Description                  Improvements     Improvements      Acquisition     Calculated
Sheraton Hotel
  Milpitas, CA                  $   579            $ 22,590            1997            40
Sheraton Four Points
  Sunnyvale, CA                     560              21,841            1997            40
Sheraton Four Points
  Pleasant, CA                      481              18,770            1997            40
Sheraton Four Points
  Bakersville, CA                   189               7,365            1997            40
Beverly Heritage
  Milpitas, CA                      367              24,751            1997            40
Sheraton Hotel
  Birmingham, AL                     84              13,407            1997            40
Residence Inn
  Jacksonville, FL                   20               4,970            1997            40
Unimproved land
  Crystal Lake, IL                  n/a                   0            1995            n/a
Unimproved land
  Chandler, AZ                      n/a                   0            1995            n/a
Unimproved land
  West Palm Beach, FL               n/a                   0            1997            n/a
Unimproved land
  Miami, FL                         n/a                   0            1997            n/a
Unimproved land
  Jacksonville, FL                  n/a                   0            1996            n/a
                                -------            --------
  Totals                        $29,662            $448,480
                                =======            ========

(1) Property is collateral for the Line of Credit.
(2) Property is collateral for commercial Mortgage Bonds Payable.