Form 10-Q
period 1998-03-31
RFS HOTEL INVESTORS INC
filed 1998-05-07
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission File Number 34-0-22164

                            RFS HOTEL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

               Tennessee                                    62-1534743
     (State or other Jurisdiction of                    (I.R.S. employer
     Incorporation or Organization)                    identification no.)
      850 Ridge Lake Boulevard,                          (901) 767-7005
     Suite 220, Memphis, TN  38120                (Registrant's Telephone Number
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

                        X Yes                      No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on March 31, 1998 was 24,876,946.

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

     Item 1.      Financial Statements

                  RFS Hotel Investors, Inc.

                  Consolidated Balance Sheets - March 31, 1998 and
                            December 31, 1997                                                    3

                  Consolidated Statements of Income - For the three months ended
                            March  31, 1998 and March 31, 1997                                   4

                  Consolidated Statements of Cash Flows - For the three months ended
                            March  31, 1998 and 1997                                             5

                  Notes to Consolidated Financial Statements                                     6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                    15


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                              16

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)



                                                               MARCH 31,      DECEMBER 31,
                                                                1998             1997
                                                              ---------       ------------
                                                              (unaudited)
ASSETS

Investment in Hotel Properties, net                            $581,278        $573,826
Hotels under development                                         13,831          15,739
Cash and cash equivalents                                        14,220           4,131
Restricted cash                                                   3,150           2,514
Accounts receivable-Lessees                                      12,166           9,887
Deferred expenses, net                                            3,775           4,061
Prepaid and other assets                                          8,597           6,765
Escrow deposits                                                     185             205

                                                               $637,202        $617,128
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                          $  4,185        $  6,423
Accrued real estate taxes                                         3,601           3,491
Borrowings on line of credit                                    138,843         123,843
Bonds                                                            71,141          71,892
Other debt                                                       12,637          13,174
Minority interest                                                36,170          36,235
                                                               --------        --------
                                                                266,577         255,058
                                                               --------        --------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                           10              10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,986,946 and 24,389,000 shares outstanding        250             244
  Paid-in capital                                               373,307         363,066
  Treasury stock, 110,000 shares                                 (2,012)              0
  Undistributed income                                             (332)            337
  Unearned directors' and officers' compensation                   (598)         (1,587)
                                                               --------        --------
          Total shareholders' equity                            370,625         362,070
                                                               --------        --------
                                                               $637,202        $617,128
                                                               ========        ========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               FOR THE        FOR THE
                                                               3 MONTHS       3 MONTHS
                                                                 ENDED         ENDED
                                                               03/31/98       03/31/97
                                                             ------------    -----------
                                                              (unaudited)     (unaudited)
       Revenue:
         Leases                                                  $22,023        $17,863
         Other                                                        86             44
                                                             -----------      ---------
                 Total revenue                                    22,109         17,907
                                                             -----------      ---------

       Expenses:
         Real estate taxes and property and
           casualty insurance                                      2,488          1,947
         Depreciation                                              4,918          3,908
         Amortization of franchise fees and
            unearned compensation                                    229            221
         Compensation                                                594            621
         Franchise taxes                                              45             75
         General and administrative                                  806            524
        Gain on sale of a hotel property                            (523)
         Amortization of loan costs                                  243            144
         Interest expense, net                                     3,548          1,938
                                                             -----------      ---------
                 Total expenses                                   12,348          9,378
                                                             -----------      ---------

       Income before minority interest                             9,761          8,529

       Minority interest                                            (936)          (835)
                                                             -----------      ---------

       Net income                                                  8,825          7,694

       Preferred stock dividends                                    (348)          (348)
                                                             -----------      ---------

       Net income applicable to common shareholders               $8,477         $7,346
                                                             ===========      =========

       Basic earnings per share                                     0.35           0.30

       Diluted earnings per share                                   0.35           0.30

       Weighted average common shares outstanding                 24,380         24,385


                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           FOR THE THREE   FOR THE THREE
                                                                               MONTHS          MONTHS
                                                                              MARCH 31,       MARCH 31,
                                                                                1998            1997
                                                                              --------        --------
                                                                            (unaudited)     (unaudited)

Cash flows from operating activities:
  Net income                                                                  $  8,825        $  7,694
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                5,390           4,273
    Income allocated to minority interest                                          936             835
    Gain on sale of a hotel property                                              (523)
    Write-off of old loan costs                                                    129
    Changes in assets and liabilities:
      Accounts receivable-Lessees                                               (2,279)         (3,414)
      Prepaids and other assets                                                   (968)            172
      Accounts payable and other liabilities                                    (2,128)           (830)
                                                                              --------        --------
            Net cash provided by operating activities                            9,382           8,730
                                                                              --------        --------
Cash flows from investing activities:
  Investment in hotel properties and hotels
        under development                                                      (14,359)        (64,637)
   Proceeds from sale of hotel property                                          2,940
   Escrow deposits and prepayments under
       purchase agreements                                                         (10)
  Refund on franchise agreements                                                     8
                                                                              --------        --------
           Net cash used by investing activities                                (11,419)        (64,639)
                                                                              --------        --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                    11,040
   Purchase of treasury stock                                                   (2,012)
  Distributions to common and preferred shareholders                            (9,494)         (9,138)
  Distributions to limited partners                                               (964)           (925)
  Borrowings on revolving credit agreement                                      15,000          13,000
  Redemption of limited partnership units                                          (37)
  Payments on debt and bonds                                                    (1,288)         (1,312)
  Loan fees paid                                                                  (119)            (70)
                                                                              --------        --------
            Net cash provided  by financing activities                          12,126           1,555
                                                                              --------        --------
Net increase (decrease) in cash and cash equivalents                            10,089         (54,354)
Cash and cash equivalents at beginning of period                                 4,131          57,935
                                                                              --------        --------
Cash and cash equivalents at end of period                                    $ 14,220        $  3,581
                                                                              ========        ========

Supplemental disclosures of non-cash investing and financing activities:
  In 1998, the Company applied a deposit of $20 towards the
     purchase of land
  In 1998, due to the resignation of an officer, the Company cancelled
     45,000 shares of restricted common stock which had not vested
  In 1998, the Company sold a hotel for which the purchaser paid $2,940 in cash and signed a note to the Company for $1,500
  In 1997, the Company recorded a $6,356 allocation to paid-in capital from minority interest.
  In 1997, the Partnership applied deposits of $6,064 towards the purchase of hotels


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At March 31, 1998, the Company owned approximately 90.5% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. RFS Financing Partnership, L.P., (the "Financing Partnership"), a bankruptcy remote, single purpose Tennessee limited partnership, was formed to issue commercial mortgage bonds (the "Bonds"). During 1997, Ridge Lake General Partner, Inc. ("RLGP") was formed to purchase a hotel. The Company owns 95% of RLGP.

The Company, through its subsidiary partnerships, acquires or develops and owns hotel properties which are leased to third parties.

     These unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries, and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1997 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On April 30, 1998, the Company declared a $0.375 dividend on each share of Common Stock outstanding to shareholders of record on May 11, 1998. The dividend will be paid on May 21, 1998.

3. ACQUISITIONS OF REAL ESTATE. In February 1998, the Partnership completed development of a 78-suite Residence Inn in West Palm Beach, FL. Development costs were approximately $6.3 million and were paid with cash and borrowings from the $175 million line of credit (the "Line of Credit").

         In March 1998, the Partnership completed development of a 118-suite Hampton Inn in Jacksonville, FL. Development costs were approximately $6.2 million and were paid with cash and borrowings from the Line of Credit.

4. SUBSEQUENT EVENTS. In April 1998, the Partnership completed the acquisition of a hotel in San Francisco, CA for a purchase price of approximately $15 million. The purchase price was paid with funds from the sale of 547,946 shares of Common Stock in March 1998 and borrowings under the Line of Credit.

         On April 21, 1998, the Company announced that it has signed a definitive agreement to merge with Equity Inns, Inc. Under the terms of the agreement, which was approved unanimously by the Board of Directors of both companies, each share of the Company will be exchanged for 1.5 shares of Equity Inns, Inc.

5. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:

                                                       For the Three Months Ended
                                                   March 31, 1998      March 31, 1997
                                                   --------------      --------------
Basic EPS:
Net income                                            $  8,825             $  7,694
Less dividends declared on preferred stock                (348)                (348)
                                                      --------             --------
                                                      $  8,477             $  7,346
                                                      ========             ========

Weighted average common shares outstanding              24,380               24,385
                                                      $   0.35             $   0.30
                                                      ========             ========

Diluted EPS:
Net income                                            $  8,825             $  7,694
Less dividends declared on preferred stock                (348)                (348)
                                                      --------             --------
                                                      $  8,477             $  7,346
                                                      ========             ========

Weighted average common shares outstanding              24,380               24,385
Preferred shares outstanding
Common stock equivalents                                   121                  118
                                                      --------             --------
Weighted average common shares and
     dilutive common stock equivalents
     outstanding                                        24,501               24,503
                                                      ========             ========
                                                      $   0.35             $   0.30
                                                      ========             ========

The preferred shares are anti-dilutive and thus not considered in the calculation of diluted earnings per share.

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the three months ended March 31, 1998 and 1997 of the Company are presented as if the 61 hotel properties owned at March 31, 1998 were owned since January 1, 1997. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                           1998                 1997
                                                         --------             --------
Operating Data:
         Total revenue                                   $ 21,957             $ 19,098
         Real estate taxes and casualty
             insurance                                      2,203                1,967
         Depreciation and amortization                      5,355                5,355
         Compensation                                         594                  621
         Franchise taxes                                       45                   75
         General and administrative                           806                  524
         Gain on sale of a hotel property                    (523)                  --
         Interest expense                                   3,548                3,759
                                                         --------             --------
         Income before allocation to minority
                 interest                                   9,929                6,797
         Less minority interest                              (930)                (636)
                                                         --------             --------
         Net income                                      $  8,999             $  6,161
                                                         ========             ========
         Diluted earnings per share                      $   0.35             $   0.24
         Weighted average common shares
                and common stock equivalents               24,501               24,503

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 61 hotels (the "Hotels") owned at March 31, 1998:

                                                          Number of      Number of
                                                             Hotel         Rooms/
Franchise Affiliation                                     Properties      Suites
---------------------                                     ----------      ------

Full Service Hotels:
         Holiday Inn .......................................   6           1,208
         Sheraton...........................................   5           1,018
         DoubleTree ........................................   1             220
         Independent .......................................   1             196
                                                              --           -----
                  Sub-total ................................  13           2,642
                                                              --           -----
Extended Stay Hotels:
         Residence Inn .....................................  14           1,815
         Hawthorn Suites ...................................   1             280
                                                              --           -----
                  Sub-total ................................  15           2,095
                                                              --           -----
Limited Service Hotels:
         Hampton Inn .......................................  20           2,476
         Courtyard by Marriott..............................   1             102
         Comfort Inn .......................................   6             786
         Holiday Inn Express ...............................   6             737
                                                              --           -----
                  Sub-total ................................  33           4,101
                                                              --           -----
                  Total ....................................  61           8,838
                                                              ==           =====

The following chart summarizes ownership history for the periods presented:

                                                                        1998                   1997
                                                                        ----                   ----
Hotels owned at beginning of year                                         60                     53
Acquisitions and developed Hotels placed into service                      2                      4
Sales                                                                     (1)                    --
                                                                         ---                    ---
Hotels owned at March 31, 1998 and 1997                                   61                     57
                                                                         ===                    ===

         The Hotels are located in 24 states. Management believes it is prudent to diversify geographically and among franchise brands.

         To maintain the Company's federal income tax status as a REIT, neither the Company nor the Partnership can operate hotels. The Partnership leases the Hotels to third parties (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is payable monthly. Percentage rent is payable quarterly. The Lessees operate 56 Hotels. Four Hotels are operated by other third parties, (the "Operators"), pursuant to management agreements between the Lessees and the Operators. One hotel is operated by a subsidiary. One of the Lessees has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 to 1997.

Increases in lease revenue for the three months ended March 31, 1998 over 1997 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1998 period, and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 43 of the 60 hotels owned at March 31, 1998 were owned by the Partnership throughout both periods; it excludes eight hotels which were opened since July 1996 and three expanded hotels where the room additions were not open for all of both periods presented, one hotel which was undergoing a major renovation and six hotels which the Company intends to sell:

                               Actual                       Pro Forma
                -------------------------------   ------------------------------
                                     % Increase                       % Increase
                  1998       1997    (Decrease)    1998       1997     (Decrease)
                -------     ------   ----------   ------     ------   ----------
Occupancy        71.8%      72.5%       (1.0)      74.0%      74.7%      (0.9)
ADR             $81.36     $73.76       10.3      $84.81     $78.69       7.8
RevPAR          $58.45     $53.50        9.2      $62.72     $58.75       6.8

         Increases in real estate taxes and property and casualty insurance in 1998 over 1997 are due to the increased number of hotels owned during 1998, increased real estate tax assessments, as well as an estimate for increased real estate tax assessments at certain hotels.

         Increases in depreciation in 1998 over 1997 are due to the increased number of hotels owned during 1998 and capitalized renovation costs at certain of the Hotels.

         Increases in general and administrative expenses in 1998 over 1997 are due to the write-off of costs incurred in considering formation of a new REIT, Lodging Trust USA, which transaction was not completed and increased accruals for 1998 year-end reporting, tax and audit fees over the 1997 amounts.

         The gain on the sale of a hotel property relates to the sale of the Executive Inn in Tupelo, MS which was sold in February 1998.

         Increases in amortization of loan costs in 1998 over 1997 are due to costs associated with the assumption of the industrial development bond financing for the Birmingham Sheraton Hotel and the amortization of increased commitment fees on the Line of Credit.

         Increases in interest expense in 1998 over 1997 are primarily due to increased borrowings on the Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") for $175 million. Borrowings under the Line of Credit bear interest at LIBOR plus 1.45%. The Line of Credit is secured by first priority mortgages on 28 hotels and agreements restricting the transfer, pledge or other hypothecation of 9 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in compliance with these covenants at March 31, 1998. The Company had borrowed $138.8 million on the Line of Credit at March 31, 1998. The Line of Credit is due July 30, 2000.

         In November 1996, the Company, through a subsidiary, issued $75 million of commercial mortgage bonds, (the "Bonds") series 1996-1 as follows:

                                  Initial
         Class             Principal Amount        Rate        Stated Maturity
         -----             ----------------        ----        ---------------
         Class A             $50 Million           6.83%       August 20, 2008
         Class B             $25 Million           7.30%       November 21, 2011

           Principal payments due on the Class A Bonds are payable based on a 141-month amortization schedule beginning in December 1996; principal payments on the Class B Bonds are payable based on a 39-month amortization schedule beginning in September 2008. The total monthly principal and interest payments approximate $.7 million.

         In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The industrial development bonds bear interest at a variable rate which, as of March 31, 1998, was approximately three and one-half percent (3.5%) per annum. Principal is payable in installments of $0.6 million every three years with the next installment due in 2000.

         In connection with the purchase of a hotel in Atlanta, GA, the Partnership assumed a promissory note payable with a principal balance of approximately $5.9 million. The promissory note bears interest at 10.15% and is due in monthly principal and interest installments of $53,000. The note is due July 1, 1998 and contains a prepayment premium.

         In connection with the purchase of a Sheraton Hotel in Birmingham, AL, Ridge Lake General Partners, Inc. ("RLGP"), a subsidiary of the Company, assumed industrial development bonds ("Birmingham IDB's"), which are due in 2001. The Birmingham IDB's bear interest at a variable rate which, at March 31, 1998, was approximately 4% per year. Interest is payable quarterly; principal is payable annually. The outstanding balance on the Birmingham IDB's is $5.0 million. The Birmingham hotel is collateral for the Birmingham IDB's.

         The Company budgeted $26.0 million for 1997 capital improvements at the 60 hotels owned at December 31, 1997. At March 31, 1998, the Partnership had spent approximately $20.1 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $5.9 million of expenditures. The Company intends to substantially complete these improvements by the end of the second quarter of 1998. Additionally, the Company has budgeted approximately $20.6 million in 1998 for capital improvements at 56 of the Hotels owned March 31, 1998. At March 31, 1998, the Partnership had spent approximately $6.3 million of the budgeted amounts.

The Partnership is developing the following hotels:

                                                                                              ANTICIPATED
                                                         NUMBER OF            ESTIMATED         OPENING
    FRANCHISE                    LOCATION               ROOMS/SUITES      DEVELOPMENT COSTS     QUARTER
    ---------                    --------               ------------      -----------------   -----------
    TownePlace Suites            Fort Worth, TX              95              $6.3 million         3Q98
    Courtyard by Marriott        Crystal Lake, IL            95              $6.5 million         4Q98
    TownePlace Suites            Miami, FL                   95              $6.5 million         4Q98

The Partnership is constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $3.6 million. Completion of the addition is expected in the third quarter of 1998. Additionally, the Partnership is constructing a 36-suite addition to the Residence Inn in Charlotte, NC. Construction costs are estimated at $3.6 million. Completion of the addition is expected in the third quarter of 1998. The construction costs are being funded with borrowings under the Line of Credit.

         In addition to purchasing existing hotel properties at targeted rates of return, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after completion of development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of Common Stock, borrowings under the Line of Credit or other securities or borrowings.

         The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, may charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company in its discretion, may approve.

           The Company has filed a Shelf Registration Statement on Form S-3 (the "Shelf") with the Securities and Exchange Commission for the issuance from time to time of preferred stock, common stock and depositary shares representing entitlement to all rights and preferences of a fraction of a share of preferred stock of a specified series ("Depositary Shares") in the aggregate amount of up to $250 million. The Shelf became effective July 30, 1996. In March 1998, the Company issued 547,946 shares of common stock from the Shelf. Proceeds of $9.5 million were used to purchase a hotel property in April 1998.

          The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1998, the Partnership has, through March 31, 1998, made cash distributions to its partners, including the Company, of $10.1 million or $0.375 per Partnership unit, from which the Company made cash distributions to common shareholders of $9.1 million, or $0.375 per share. The Company also made cash distributions to the preferred shareholder of $0.4 million, or $0.36 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

YEAR 2000 MANAGEMENT

         In order to address the computer industry's "Year 2000" problem, the Company is in the process of upgrading the accounting software and network server. Management does not believe the costs for this upgrade will be significant. The Company is in the process of determining whether the companies that manage the Hotels are in the process of studying the "Year 2000" issue. Upon completion, the Company will determine the extent to which it is vulnerable to third parties' failure to remediate their own "Year 2000" issues and the costs associated with resolving this issue.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended March 31, 1998 and 1997 was computed as follows:

                                                   For the Three Months Ended
                                                             March 31
                                                       ----------------------
                                                        1998          1997
                                                       -------      ---------
                                               (in thousands, except per share amounts)

        Income before allocation
           to minority interest                        $ 9,761      $  8,529
        Add depreciation                                 4,918         3,908
        Less gain on sale of hotel                        (523)
        Less preferred dividend                           (348)         (348)
                                                       -------      --------
        FFO                                            $13,808      $ 12,089
                                                       =======      ========
        Weighted average shares and
           partnership units outstanding                26,949        26,930
        FFO per share                                  $  0.51      $   0.45


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Pursuant to the general instructions to Item 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits - 27 Financial Data Schedule (SEC use only)

         (b) Reports on Form 8-K - A Form 8-K dated March 25, 1998 containing an underwriting agreement and tax opinion was filed with the Securities and Exchange Commission on March 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RFS HOTEL INVESTORS, INC.


May 7, 1998                         /s/ Michael J. Pascal
----------------------              --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


May 7, 1998                         /s/ Robert M. Solmson
----------------------              --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer