Form 10-Q
period 1998-06-30
RFS HOTEL INVESTORS INC
filed 1998-08-14
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                       X Yes                      No

      The number of shares of Registrant's Common Stock, $.01 par value, outstanding on June 30, 1998 was 24,876,946.

                            RFS HOTEL INVESTORS, INC.
                                      INDEX

                                                                                                Form 10-Q
                                                                                                  Report
                                                                                                   Page
                                                                                                   ----
PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements

        RFS Hotel Investors, Inc.

        Consolidated Balance Sheets - June 30, 1998 and
                  December 31, 1997                                                                   3

        Consolidated Statements of Income - For the three and the
                  six months ended June 30, 1998 and June 30, 1997                                    4

        Consolidated Statements of Cash Flows - For the three and
                  the six months ended      June 30, 1998 and 1997                                    5

        Notes to Consolidated Financial Statements                                                    6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                              10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                         18

     Item 4.      Submission of Matters to a Vote of Security Holders                                18


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                                   19

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                  JUNE 30,         DECEMBER 31,
                                                                   1998               1997
                                                                 ---------          ---------
                                                                (UNAUDITED)
ASSETS

Investment in Hotel Properties, net                              $ 638,400          $ 573,826
Hotels under development                                            17,179             15,739
Cash and cash equivalents                                            3,848              4,131
Restricted cash                                                      3,824              2,514
Accounts receivable-Lessees                                         15,040              9,887
Deferred expenses, net                                               3,565              4,061
Prepaid and other assets                                             8,664              6,765
Escrow deposits                                                         85                205
                                                                 ---------          ---------
                                                                 $ 690,605          $ 617,128
                                                                 ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $   4,861          $   6,423
Accrued real estate taxes                                            4,128              3,491
Borrowings on line of credit                                       176,343            123,843
Bonds                                                               70,378             71,892
Other debt                                                          25,989             13,174
Deferred revenue                                                    25,824
Minority interest                                                   33,954             36,235
                                                                 ---------          ---------
                                                                   341,477            255,058
                                                                 ---------          ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                              10                 10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,986,946 and 24,389,000 shares outstanding           250                244
  Paid-in capital                                                  373,307            363,066
  Treasury stock, 110,000 shares                                    (2,012)                 0
  Undistributed income                                             (21,947)               337
  Unearned directors' and officers' compensation                      (480)            (1,587)
                                                                 ---------          ---------
        Total shareholders' equity                                 349,128            362,070
                                                                 ---------          ---------
                                                                  $690,605          $ 617,128
                                                                 =========          =========


   The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                    For the          For the           For the          For the
                                                   3 Months         3 Months          6 Months         6 Months
                                                     Ended            Ended             Ended            Ended
                                                   06/30/98         06/30/97           06/30/98         06/30/97
                                                  (unaudited)      (unaudited)       (unaudited)       (unaudited)
                                                  -----------      -----------       -----------       -----------
Revenue:
  Leases                                           $ 11,922          $ 21,736          $ 21,800          $ 39,599
  Other                                                 152                11               238                55
                                                   --------          --------         ---------          --------
     Total revenue                                   12,074            21,747            22,038            39,654
                                                   --------          --------         ---------          --------
Expenses:

  Real estate taxes and property and
   casualty insurance                                 2,480             1,985             4,968             3,932

  Depreciation                                        6,147             4,284            10,065             8,192

Amortization of franchise fees and                      167               222               386               443
    unearned compensation
Compensation                                            447               606             1,041             1,227
Franchise taxes                                          45                75                00               150
General and administrative                              571               392             1,377               916
Gain on sale of a hotel property                                                           (523)
Amortization of loan costs                              273               266               516               410
Interest expense, net                                 3,962             2,548             7,510             4,486
                                                   --------          --------          --------          --------
       Total expenses                                13,082            10,378            25,430            19,756
                                                   --------          --------          --------          --------
Income (loss) before minority interest               (1,008)           11,369            (3,392)           19,898
Minority interest                                        94            (1,061)              317            (1,896)
                                                   --------          --------          --------          --------
Net income (loss)                                      (914)           10,308            (3,075)           18,002
Preferred stock dividends                              (352)             (352)             (700)             (700)
                                                   --------          --------          --------          --------
Net income (loss) applicable to common
    shareholders                                   $ (1,266)         $  9,956          $ (3,775)         $ 17,302
                                                   ========          ========          ========          ========
Basic earnings (loss) per share                       (0.05)             0.41             (0.15)             0.71
Diluted earnings (loss) per share                     (0.05)             0.40             (0.15)             0.71
Weighted average common shares outstanding           24,877            24,385            24,630            24,385




   The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

                                                            For the Six       For the Six
                                                              Months            Months
                                                             June 30,          June 30,
                                                               1998              1997
                                                             --------          ---------
                                                           (unaudited)        (unaudited)

Cash flows from operating activities:
 Net income (loss)                                           ($ 3,075)         $  18,002
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               10,967              9,045
   Income allocated to minority interest                         (317)             1,896
   Gain on sale of a hotel property                              (523)
   Write-off of old loan costs                                    129
   Changes in assets and liabilities:
    Accounts receivable-Lessees                                (5,153)            (6,601)
    Prepaids and other assets                                  (3,209)              (507)
    Accounts payable and other liabilities                       (925)             1,057
    Deferred revenue                                           25,824
                                                             --------          ---------
         Net cash provided by operating activities             23,718             22,792
                                                             --------          ---------
Cash flows from investing activities:
  Investment in hotel properties and hotels
     under development                                        (60,708)          (111,976)
  Proceeds from sale of hotel property                          4,440
  Escrow deposits and prepayments under
     purchase agreements
  Refund on franchise agreements                                    8
                                                             --------          ---------
       Net cash used by investing activities                  (50,208)         (11 1, 968)
                                                             --------          ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                   11,040                 72
  Purchase of treasury stock                                   (2,012)
  Distributions to common and preferred shareholders          (19,209)           (18,266)
  Distributions to limited partners                            (1,927)            (1,850)
  Borrowings on revolving credit agreement                     52,500             58,000
  Redemption of limited partnership units                         (37)
  Payments on debt and bonds                                   (7,868)            (2,037)
  Loan fees paid                                                 (220)              (310)
                                                             --------          ---------
       Net cash provided by financing activities               32,267             35,609
                                                             --------          ---------
Net increase (decrease) in cash and cash equivalents             (283)           (53,567)
Cash and cash equivalents at beginning of period                4,131
                                                             --------          ---------
Cash and cash equivalents at end of period                   $  3,848          $   4,368
                                                             ========          =========

Supplemental disclosures of non-cash investing and financing activities:

     In 1998, the Company, through a partnership, assumed $19,169 of debt in connection with the purchase of a hotel.

     In 1998, the Company applied deposits of $120 towards the purchase of land.

     In 1998, due to the resignation of an officer, the Company cancelled 45,000 shares of restricted common stock which had not vested.

     In 1998, the Partnership sold a hotel for which the purchaser paid $2,940 in cash and signed a note to the Company for $1,500.

     In 1997, the Partnership issued 2,244,934 of limited partnership units valued at $38,200 in accordance with the purchase of four hotels.

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

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At June 30, 1998, the Company owned approximately 90.6% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. RFS Financing Partnership, L.P., (the "Financing Partnership"), a bankruptcy remote, single purpose Tennessee limited partnership, was formed to issue commercial mortgage bonds (the "Bonds"). During 1997, Ridge Lake General Partner, Inc. ("RLGP") was formed to purchase a hotel. RLGP purchased a second hotel in May 1998. The Company owns 95% of RLGP. In June 1998, the Company purchased a 75% interest in Wharf Associates Partnership ("Wharf"). Wharf and RLGP are consolidated in these consolidated financial statements.

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

2. CHANGE IN ACCOUNTING PRINCIPLE. In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and has applied the change as a change in accounting principle and thereby has restated the first quarter results of 1998 and has recorded the results of the second quarter in accordance with the new pronouncement. The effect of the change on the three months ended March 31, 1998 was to decrease lease revenues by $12,145, and therefore net income applicable to common shareholders by $10,986 or $0.45 per share-basic and diluted to $(0.10) per share-basic and diluted. The effect on the three months ended June 30, 1998 was to decrease lease revenues by $13,679 and therefore net income applicable to common shareholders by $12,406 or $0.50 per share-basic and $0.49 per share diluted to $(0.05) per share-basic and diluted. The pro forma per share amounts below reflect the effect on prior periods had the new method been in effect. The 1998 amounts are presented for comparative purposes only. The 1997 periods have not been restated.

                                              Three Months Ended             Six Months Ended
                                                     June 30,                    June 30,
                                           ------------------------      -------------------------
                                              1998           1997           1998            1997
                                           ---------      ---------      ---------      ----------
Pro forma amounts:

Net income (loss) applicable to common
shareholders                                 $(1,266)       $(1,339)       $(3,775)        $(2,384)

Net income (loss)  per common
share-basic and diluted                        (0.05)         (0.05)         (0.15)          (0.09)

Amounts actually reported:

Net income (loss) applicable to common
shareholders                                  (1,266)         9,956         (3,775)         17,302

Net income (loss)  per common
share-basic                                    (0.05)          0.41          (0.15)           0.71
     -diluted                                  (0.05)          0.40          (0.15)           0.71

3. DECLARATION OF DIVIDEND. On July 29, 1998, the Company declared a $.375 dividend on each share of Common Stock outstanding to shareholders of record on August 10, 1998 and a $.36 dividend on each share of Series A Preferred Stock outstanding. The dividends will be paid on August 17, 1998.

4. ACQUISITIONS OF REAL ESTATE. In April 1998, the Partnership completed development of an 83-suite Homewood Suites in Chandler, AZ. Development costs were approximately $6.6 million and were paid with cash and borrowings from the Line of Credit. This property is not leased but is operated by a third party pursuant to a management contract.

         In April 1998, the Partnership acquired The Hotel Rex, a 94-room hotel, in San Francisco, CA for a purchase price of approximately $15 million. The purchase price was paid with funds from the sale of 547,946 shares of common stock in March 1998 and borrowings under the Line of Credit. This property is not leased but is operated by a third party pursuant to a management contract.

         In June 1998, the Company, through a subsidiary, purchased a 75% interest in Wharf, which owns a 234-room full service hotel in San Francisco, CA for approximately $34 million, including the assumption of $19.2 in debt.

5. SUBSEQUENT EVENTS. In July 1998, the Partnership sold two hotels to third parties for an aggregate sales prices of $8.9 million. The Company will realize a gain of $712 as a result of these sales. The sale price was paid with cash. In August 1998, the Partnership sold a hotel for a sales price of $4.7 million. The Purchaser paid cash of $3.5 million and signed a note to the Company for $1.2 million.

6. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:

                                                For the Three Months        For the Six Months
                                                        Ended                       Ended
                                                6/30/98      6/30/97        6/30/98      6/30/97
                                               --------      --------      --------      --------
Basic EPS:
Net income                                     $   (914)     $ 10,308      $  3,075      $ 18,002
Less dividends declared on preferred stock         (352)         (352)         (700)         (700)
                                               --------      --------      --------      --------
                                               $ (1,266)     $  9,956      $ (3,775)     $ 17,302
                                               ========      ========      ========      ========
Weighted average common shares outstanding       24,877        24,385        24,630        24,385
                                               ========      ========      ========      ========
Basic Earnings Per Share                       $  (0.05)       $0. 41      $  (0.15)     $  (0.71)
Diluted EPS:
Net income                                     $   (914)     $ 10,308      $ (3,075)     $ 18,002
Less dividends declared on preferred stock         (352)                       (700)
                                               --------      --------      --------      --------
                                               $ (1,266)     $ 10,308      $ (3,775)     $ 18,002
                                               ========      ========      ========      ========
Weighted average common shares outstanding       24,877        24,385        24,630        24,385
Preferred shares outstanding                                      974                         974
Common stock equivalents                                          140                         125
                                               --------      --------      --------      --------
Weighted average common shares and
     dilutive common stock equivalents
     outstanding                                 24,877        25,499        24,630        25,484
                                               ========      ========      ========      ========
Diluted earnings per share                     $  (0.05)     $   0.40      $  (0.15)     $   0.71
                                               ========      ========      ========      ========

The preferred shares and common stock equivalents are anti-dilutive for the three month and six month periods ended June 30, 1998 and are thus not considered in the calculation of diluted earnings per share.

7. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the six months ended June 30, 1998 and 1997 of the Company are presented as if the 64 hotel properties owned at June 30, 1998 and the consummation of the Company's equity offerings and the application of the net proceeds therefrom had occurred on or prior to January 1, 1997, and the hotels had been leased to the Lessees pursuant to our percentage leases. As discussed in Note 2, the Company adopted the provisions of EITF 98-9 which significantly impacted the Company's revenue recognition on an interim basis. The pro forma information below reflects the effect of EITF 98-9 as if the method had been in effect on January 1, 1997 excluding properties under development which are included on the date opened. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                        1998                 1997
                                                      --------             --------
Operating Data:
      Total revenue                                   $ 23,680               22,860
Real estate taxes and casualty insurance                 5,430                4,346
      Depreciation and amortization                     11,496               11,496
      Compensation                                         386                  443
      Franchise taxes                                       90                  150
      General and administrative                         1,377                  916
      Gain on sale of a hotel property                    (523)
      Interest expense                                   8,647                8,949
                                                      --------             --------
      Income before allocation to minority
              interest                                  (3,223)              (3,440)
      Less minority interest                               302                  322
                                                      --------             --------
Net income                                            $ (2,921)            $ (3,118)
                                                      ========             ========
       Diluted earnings per share                     $  (0.12)            $  (0.12)
       Weighted average common shares
              and common stock equivalents              25,051               25,051

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

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 64 hotels (the "Hotels") owned at June 30, 1998:

                                        Number of                         Number of
Franchise Affiliation               Hotel Properties                     Rooms/Suites
---------------------               ----------------                     ------------

Full Service Hotels:
         Holiday Inn ........................  6 .........................  1,208
         Sheraton ...........................  5 .........................  1,018
         DoubleTree..........................  1 .........................    220
         Ramada Plaza........................  1 .........................    234
         Independent.........................  2 .........................    290
                                            ------                          -----
                  Sub-total.................  15 .........................  2,970
                                            ------                          -----
Extended Stay Hotels:
         Residence Inn......................  14 .........................  1,815
         Homewood Suites....................   1 .........................     83
         Hawthorn Suites....................   1 .........................    280
                                            ------                          -----
                  Sub-total.................  16 .........................  2,178
                                            ------                          -----
Limited Service Hotels:
         Hampton Inn........................  20 .........................  2,478
         Courtyard by Marriott..............   1 .........................    102
         Comfort Inn........................   6 .........................    786
         Holiday Inn Express................   6 .........................    737
                                            ------                          -----
                  Sub-total.................  33 .........................  4,103
                                            ------                          -----
                  Total.....................  64 .........................  9,251
                                            ======                          =====

The following chart summarizes ownership history for the periods presented:

                                                                 1998           1997
                                                                 ----           ----
Hotels owned at beginning of year                                 60             53
Acquisitions and developed Hotels placed into service              5              8
Sales of Hotels                                                   (1)
                                                                 ----           ----
Hotels owned at end of period                                     64             61
                                                                 ====           ====

         The Hotels are located in 24 states. Management believes it is prudent to diversify geographically and among franchise brands.

         The Partnership leases 61 of the Hotels to third parties (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues ("Percentage Rent"). Base rent is payable monthly. Percentage rent is payable quarterly. The Lessees operate 58 Hotels. Four Hotels are operated by other third parties, (the "Operators"), pursuant to management agreements between the Lessees and the Operators. Two hotels are operated by a subsidiary. One of the Lessees has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

CHANGE IN ACCOUNTING PRINCIPLE

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transitional guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company has adopted the provisions of EITF 98-9 and has elected to restate the first quarter results of 1998 and recorded the results of the second quarter in accordance with the new pronouncement. The effect of the change on the three months ended March 31, 1998 was to decrease lease revenues and therefore net income applicable to common shareholders by $0.45 per share-basic and diluted to $(0.10) per share-basic and diluted. The effect of the change on the three months ended June 30, 1998 was to decrease net income applicable to common shareholders $0.50 per share-basic and $0.49 per share diluted.

The Company's percentage leases provide for a greater of (i) annual fixed base rent or (ii) Percentage rent to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of percentage rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and percentage rents already collected or due from the Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

At June 30, 1998 deferred revenue of $25,824 represents Percentage Rent collected or due from the Lessees under the leases which the Company expects to recognize as lease revenue in the third and fourth quarters of 1998. The Company's quarterly distributions are based on Quarterly Percentage rent calculations collected as opposed to percentage lease revenue recognized. Management expects its hotel portfolio to yield "Percentage Rent" annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiation of the related leases.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 1998 to 1997 and the Six Months Ended June 30, 1998 to 1997.

The decrease in Lease revenue for the three months ended June 30, 1998 from the comparable period in 1997 is attributable to the change in the Company's revenue recognition as discussed above. Included in deferred revenue at June 30, 1998 is $25.8 million of second quarter Percentage Rents collected or due from the Lessee which Management expects the Company to recognize as revenue in the third and fourth quarters of 1998. After considering such amounts included in deferred revenue in June 30, 1998, Percentage Rents collected or due from the Lessee under the terms of the leases during the three months ended June 30, 1998 were approximately $25.6 million compared to $21.7 million for the three months ended June 30, 1997 and $47.6 million compared to $39.6 million for the six months ended June 30, 1997. The increases are the result of (i) an increased number of hotels being owned by the Partnership during the 1998 periods and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 47 of the 64 hotels owned at June 30, 1998 were owned by the Partnership throughout both periods; it excludes six hotels which were opened since January 1997 and two expanded hotels where the room additions were not open for all of both periods presented, three hotels which were undergoing major renovations and six hotels which the Company intends to sell:

                                    for the Three Months Ended June 30,
                   ---------------------------------------------------------------------------
                                Actual                               Pro Forma
                   -----------------------------------     -----------------------------------
                                            % Increase                             % Increase
                    1998         1997       (Decrease)      1998        1997       (Decrease)
                   ------       ------       ---------     ------       ------     -----------
Occupancy            77.2%        78.3%        (1.4)         79.3%        80.4%       (1.5)
ADR                $82.65       $75.19          9.9        $85.02       $79.70         6.7
RevPAR             $63.79       $58.87          8.4        $67.38       $64.11         5.1

                                      for the Six Months Ended June 30,
                   ---------------------------------------------------------------------------
                                Actual                               Pro Forma
                   -----------------------------------     -----------------------------------
                                            % Increase                             % Increase
                    1998         1997       (Decrease)      1998        1997       (Decrease)
                   ------       ------       ---------     ------       ------     -----------
Occupancy            74.6%        75.1%        (0.8)         76.3%        76.8%       (0.7)
ADR                $82.04       $74.57         10.0        $84.10       $78.83         6.7
RevPAR             $61.17       $56.02          9.2        $64.15       $60.54         5.9

         Increases in real estate taxes and property and casualty insurance in 1998 over 1997 are due to the increased number of hotels owned during 1998, increased real estate tax assessments, as well as an estimate for increased real estate tax assessments at certain hotels.

         Increases in depreciation in 1998 over 1997 are due to the increased number of hotels owned during 1998 and capitalized improvements at certain of the Hotels.

         Increases in general and administrative expenses for the three months ended June 30, 1998 over 1997 are due to increased professional fees. Increases in general and administrative expenses for the six months ended June 30, 1998 over 1997 are due to the write-off of costs incurred in considering formation of a new REIT, Lodging Trust USA, which transaction was not completed and increased professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") for $185 million. Borrowings under the Line of Credit bear interest at LIBOR plus 157.5 basis points at June 30, 1998, The Line of Credit is secured by first priority mortgages on 28 hotels and agreements restricting the transfer, pledge or other hypothecation of 9 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in compliance with these covenants at June 30, 1998. The Company had borrowed $176.3 million on the Line of Credit at June 30, 1998. The Line of Credit is due July 30, 2000.

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

         In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The industrial development bonds bear interest at a variable rate which, as of June 30, 1998, was approximately three and one-half percent (3.5%) per annum. Principal is payable in installments of $0.6 million every three years with the next installment due in 2000.

         In July 1998, a note payable with a Principal balance of $5.9 became due. Funds from the Line of Credit were used to pay-off this debt.

         In connection with the purchase of a Sheraton Hotel in Birmingham, AL, Ridge Lake General Partners, Inc. ("RLGP"), a subsidiary of the Company, assumed industrial development bonds ("Birmingham IDB's"), which are due in 2001. The Birmingham IDB's bear interest at a variable rate which, at June 30, 1998, was approximately 4% per year. Interest is payable quarterly; principal is payable annually. The outstanding balance on the Birmingham IDB's is $5.0 million. The Birmingham hotel is collateral for the Birmingham IDB's.

         Wharf has non-recourse debt of $19.2 million. This debt bears interest at 8.22%. Principal, interest and escrow of $202 are due monthly. The Ramada Plaza is collateral for this debt.

         The Company budgeted $26.0 million for 1997 capital improvements at the 60 hotels owned at December 31, 1997, At June 30, 1998, the Partnership had spent approximately $23.3 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $2.7 million of expenditures. The Company intends to substantially complete these improvements by the end of the third quarter of 1998. Additionally, the Company has budgeted approximately $20.6 MILLION IN 1998 for capital improvements at 55 of the Hotels owned June 30, 1998. At June 30, 1998, the Partnership had spent approximately $11.7 million of the budgeted amounts.

The Partnership is developing the following hotels:

                                                                                            Anticipated
                                                    Number of           Estimated             Opening
Franchise                     Location            Rooms/Suites      Development Costs         Quarter
---------                     --------            ------------      -----------------         -------

TownePlace Suites             Fort Worth, TX            95            $6.5 million             3Q98
Courtyard by Marriott         Crystal Lake, IL          95            $7.5 million             4Q99
TownePlace Suites             Miami Lakes, FL           95            $6.5 million             IQ99
TownePlace Suites             Pinellas Park, FL         95            $6.3 million             3Q99
Residence Inn                 Olathe, KS                90            $7.1 million             4Q99
TownePlace Suites             Miami West, FL            95            $6.5 million             2Q99

The Partnership is constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $3.9 million. Completion of the addition is expected in the third quarter of 1998. Additionally, the Partnership is constructing a 36-suite addition to the Residence Inn in Charlotte, NC. Construction costs are estimated at $3.6 million. Completion of the addition is expected in the third quarter of 1998. The construction costs are being funded with borrowings under the Line of Credit.

         In addition to purchasing existing hotel properties, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after completion of development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of capital stock, borrowings under the Line of Credit or other securities or borrowings.

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

          The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1998, the Partnership has, through June 30, 1998, made cash distributions to its partners, including the Company, of $20.4 million or $.375 per Partnership unit, from which the Company made cash distributions to common shareholders of $18.5 million, or $.375 per share. The Company also made cash distributions to the preferred shareholder of $.7 million, or $.72 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

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

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper Definition of FFO with the exception that deferred revenue has been included as a component of the computation, FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended June 30, 1998 and 1997 was computed as follows:

                                        For the Three Months Ended                For the Six Months Ended
                                                  June 30                                  June 30
                                        ------------------------                 --------------------------
                                          1998           1997                       1998             1997
                                        --------       ---------                 ----------         -------
                                                      (in thousands, except per share amounts)
Income (loss) before allocation
     to minority interest                $(1,008)         11,369                 $   (3,392)        $19,898
Deferred revenue                          13,679                                     25,824
Add depreciation                           5,147           4,284                     10,065           8,192
Less gain on sale of hotel                                                             (523)
Less preferred dividend                     (352)           (352)                      (700)           (700)
                                        --------       ---------                 ----------         -------
FFO                                     $ 17,466       $  15,301                 $   31,274         $27,390
                                        ========       =========                 ==========         =======
Weighted average shares and
     partnership units outstanding        27,445          26,959                     27,198          26,946
FFO per share                           $   0.64       $    0.57                 $     1.15         $  1.02

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Pursuant to the general instructions to Item 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 30, 1998, the annual meeting of shareholders was held to elect two Class II directors to serve on the Board of Directors until the annual meeting of shareholders in 2001.

        The shareholders voted to elect the two following directors:

                                                  Votes For        Votes Against
                                                  ---------        -------------
           Class II Directors:
               Bruce E. Campbell                 21,174,980          1,864,251
               H. Lance Forsdick, Sr.            22,884,308            154,923

         The following directors terms of office continued after the meeting:

         Class I Directors (terms expiring in 2000) - Michael S. Starnes and John W. Stokes, Jr.

         Class III Directors (terms expiring in 1999) - Robert M. Solmson, Harry
J. Phillips, Sr., and R. Lee Jenkins

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)      Exhibits
              27 - Financial Data Schedule

     (b) The Company filed one Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-Q. The Form 8-K, filed on May 21, 1998 reported the Company's execution of an Asset Sale Agreement and Plans of Merger by and among the Company, RHI Acquisition, Inc., Equity Inns, Inc., RFS Partnership, L. P. and Equity Inns Partnership, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RFS HOTEL INVESTORS, INC.

August 13, 1998                  /s/ Michael J. Pascal
-------------------              -----------------------------------------------
Date                             Michael J. Pascal, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)

August 13, 1998                  /s/ Robert M. Solmson
-------------------              -----------------------------------------------
Date                             Robert M. Solmson, Chairman and
                                 Chief Executive Officer