Form 10-Q/A
period 1998-03-31
RFS HOTEL INVESTORS INC
filed 1998-09-21
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

     Item 1. Financial Statements

             RFS Hotel Investors, Inc.

             Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997                                                         3

             Consolidated Statements of Income - For the three months ended
                  March 31, 1998 and March 31, 1997                                         4

             Consolidated Statements of Cash Flows - For the three months ended
                  March 31, 1998 and 1997                                                   5

             Notes to Consolidated Financial Statements                                     6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                         10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                    17


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                              18

This Form 10Q-A is being filed as a result of a change in accounting principle. See Note 2 to the consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     MARCH 31,         DECEMBER 31,
                                                                       1998                1997
                                                                     ---------          ---------
                                                                    (unaudited)
ASSETS

Investment in Hotel Properties, net                                  $ 581,278          $ 573,826
Hotels under development                                                13,831             15,739
Cash and cash equivalents                                               14,220              4,131
Restricted cash                                                          3,150              2,514
Accounts receivable-Lessees                                             12,166              9,887
Deferred expenses, net                                                   3,775              4,061
Prepaid and other assets                                                 8,597              6,765
Escrow deposits                                                            185                205
                                                                     ---------          ---------
                                                                     $ 637,202          $ 617,128
                                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                $   4,185          $   6,423
Accrued real estate taxes                                                3,601              3,491
Borrowings on line of credit                                           138,843            123,843
Bonds                                                                   71,141             71,892
Other debt                                                              12,637             13,174
Deferred revenue                                                        12,145
Minority interest                                                       36,170             36,235
                                                                     ---------          ---------
                                                                       278,722            255,058
                                                                     ---------          ---------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                                  10                 10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,986,946 and 24,389,000 shares outstanding               250                244
  Paid-in capital                                                      373,307            363,066
  Treasury stock, 110,000 shares                                        (2,012)                 0
  Undistributed income                                                 (12,477)               337
  Unearned directors' and officers' compensation                          (598)            (1,587)
                                                                     ---------          ---------
          Total shareholders' equity                                   358,480            362,070
                                                                     ---------          ---------
                                                                     $ 637,202          $ 617,128
                                                                     =========          =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      For the           For the
                                                                     3 Months          3 Months
                                                                      Ended              Ended
                                                                     03/31/98           03/31/97
                                                                     ---------          ---------
                                                                    (unaudited)        (unaudited)
Revenue:
  Leases                                                             $   9,878          $  17,863
  Other                                                                     86                 44
                                                                     ---------          ---------
          Total revenue                                                  9,964             17,907
                                                                     ---------          ---------
Expenses:
  Real estate taxes and property and
    casualty insurance                                                   2,488              1,947
  Depreciation                                                           4,918              3,908
  Amortization of franchise fees and
     unearned compensation                                                 229                221
  Compensation                                                             594                621
  Franchise taxes                                                           45                 75
  General and administrative                                               806                524
 Gain on sale of a hotel property                                         (523)
  Amortization of loan costs                                               243                144
  Interest expense, net                                                  3,548              1,938
                                                                     ---------          ---------
          Total expenses                                                12,348              9,378
                                                                     ---------          ---------

Income (loss) before minority interest                                  (2,384)             8,529

Minority interest                                                          223               (835)
                                                                     ---------          ---------
Net income (loss)                                                       (2,161)             7,694

Preferred stock dividends                                                 (348)              (348)
                                                                     ---------          ---------
Net income (loss) applicable to common shareholders                  $  (2,509)         $   7,346
                                                                     =========          =========

Basic earnings (loss) per share                                          (0.10)              0.30

Diluted earnings (loss) per share                                        (0.10)              0.30

Weighted average common shares outstanding                              24,380             24,385

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   FOR THE THREE       FOR THE THREE
                                                                       MONTHS             MONTHS
                                                                     MARCH 31,           MARCH 31,
                                                                        1998               1997
                                                                     ---------          ---------
                                                                    (unaudited)        (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                  $  (2,161)         $   7,694
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                        5,390              4,273
    Income allocated to minority interest                                 (223)               835
    Gain on sale of a hotel property                                      (523)
    Write-off of old loan costs                                            129
    Changes in assets and liabilities:
      Accounts receivable-Lessees                                       (2,279)            (3,414)
      Prepaids and other assets                                           (968)               172
      Accounts payable and other liabilities                            (2,128)              (830)
      Deferred revenue                                                  12,145
                                                                     ---------          ---------
            Net cash provided by operating activities                    9,382              8,730
                                                                     ---------          ---------
Cash flows from investing activities:
  Investment in hotel properties and hotels
        under development                                              (14,359)           (64,637)
   Proceeds from sale of hotel property                                  2,940
   Escrow deposits and prepayments under
       purchase agreements                                                                    (10)
  Refund on franchise agreements                                                                8
                                                                     ---------          ---------
           Net cash used by investing activities                       (11,419)           (64,639)
                                                                     ---------          ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                            11,040
   Purchase of treasury stock                                           (2,012)
  Distributions to common and preferred shareholders                    (9,494)            (9,138)
  Distributions to limited partners                                       (964)              (925)
  Borrowings on revolving credit agreement                              15,000             13,000
  Redemption of limited partnership units                                  (37)
  Payments on debt and bonds                                            (1,288)            (1,312)
  Loan fees paid                                                          (119)               (70)
                                                                     ---------          ---------
            Net cash provided  by financing activities                  12,126              1,555
                                                                     ---------          ---------
Net increase (decrease) in cash and cash equivalents                    10,089            (54,354)
Cash and cash equivalents at beginning of period                         4,131             57,935
                                                                     ---------          ---------
Cash and cash equivalents at end of period                           $  14,220          $   3,581
                                                                     =========          =========

Supplemental disclosures of non-cash investing and financing activities:
  In 1998, the Company applied a deposit of $20 towards the purchase of land. In 1998, due to the resignation of an officer, the Company cancelled 45,000 shares of restricted common stock which had not vested.
  In 1998, the Company sold a hotel for which the purchaser paid $2,940 in cash and signed a note to the Company for $1,500.
  In 1997, the Company recorded a $6,356 allocation to paid-in capital from minority interest.
  In 1997, the Partnership applied deposits of $6,064 towards the purchase of hotels.


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

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                  1998               1997
                                               ---------          ---------
Pro forma amounts:

Net income (loss) applicable to common
shareholders                                   $  (2,509)         $  (1,045)

Net income (loss)  per common
share-basic and diluted                            (0.10)             (0.04)

Amounts actually reported:

Net income (loss) applicable to common
shareholders                                      (2,509)             7,346

Net income (loss)  per common
share-basic                                        (0.10)              0.30
     -diluted                                      (0.10)              0.30


3. DECLARATION OF DIVIDEND. On April 30, 1998, the Company declared a $0.375 dividend on each share of Common Stock outstanding to shareholders of record on May 11, 1998. The dividend will be paid on May 21, 1998.

4. ACQUISITIONS OF REAL ESTATE. In February 1998, the Partnership completed development of a 78-suite Residence Inn in West Palm Beach, FL. Development costs were approximately $6.3 million and were paid with cash and borrowings from the $175 million line of credit (the "Line of Credit").

         In March 1998, the Partnership completed development of a 118-suite Hampton Inn in Jacksonville, FL. Development costs were approximately $6.2 million and were paid with cash and borrowings from the Line of Credit.

5. SUBSEQUENT EVENTS. In April 1998, the Partnership completed the acquisition of a hotel in San Francisco, CA for a purchase price of approximately $15 million. The purchase price was paid with funds from the sale of 547,946 shares of Common Stock in March 1998 and borrowings under the Line of Credit.

         On April 21, 1998, the Company announced that it has signed a definitive agreement to merge with Equity Inns, Inc. Under the terms of the agreement, which was approved unanimously by the Board of Directors of both companies, each share of the Company will be exchanged for 1.5 shares of Equity Inns, Inc.

6. CALCULATION OF EARNINGS (LOSS) PER SHARE. Calculations of basic and diluted earnings per share are as follows:

                                                   For the Three Months Ended
                                                March 31, 1998    March 31, 1997
                                                --------------    --------------
Basic EPS:
Net income (Loss)                                  $ (2,161)         $  7,694
Less dividends declared on preferred stock             (348)             (348)
                                                   --------          --------
                                                   $ (2,509)            7,346
                                                   ========          ========

Weighted average common shares outstanding           24,380            24,385
                                                   $  (0.10)         $   0.30
                                                   ========          ========

Diluted EPS:
Net income (loss)                                  $ (2,161)         $  7,694
Less dividends declared on preferred stock             (348)             (348)
                                                   --------          --------
                                                   $ (2,509)         $  7,346
                                                   ========          ========

Weighted average common shares outstanding           24,380            24,385
Preferred shares outstanding
Common stock equivalents                                                  118
                                                   --------          --------
Weighted average common shares and
     dilutive common stock equivalents
     outstanding                                     24,501            24,503
                                                   ========          ========
                                                   $  (0.10)         $   0.30
                                                   ========          ========

The preferred shares and common stock equivalents are anti-dilutive in 1998 and thus are not considered in the calculation of diluted earnings per share.

7. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the three months ended March 31, 1998 and 1997 of the Company are presented as if the 61 hotel properties owned at March 31, 1998, and the consummation of the Company's equity offerings and the application of the net proceeds thereform had occurred on or prior to January 1, 1997, and the hotels had been leased to the Lessees pursuant to our percentage leases. As discussed in Note 2, the Company adopted the provisions of EITF 98-9 which significantly impacted the Company's revenue recognition on an interim basis. The pro forma information below reflects the effect of EITF 98-9 as if the method had been in effect on January 1, 1997 excluding properties under development which are included on the date opened. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purpose to represents the results of operations for future periods.

                                                       1998              1997
                                                     --------          --------
Operating Data:
         Total revenue                               $  9,914          $  9,990
         Real estate taxes and casualty
             insurance                                  2,203             1,967
         Depreciation and amortization                  5,355             5,355
         Compensation                                     594               621
         Franchise taxes                                   45                75
         General and administrative                       806               524
         Gain on sale of a hotel property                (523)               --
         Interest expense                               3,548             3,759
                                                     --------            ------
         Income (loss) before allocation to
              minority interest                        (2,144)           (2,311)
         Less minority interest                           198               216
                                                     --------            ------
         Net income (loss)                           $ (1,916)           (2,095)
                                                     ========            ======
         Diluted earnings (loss) per share           $  (0.08)         $  (0.09)
         Weighted average common shares
                and common stock equivalents           24,501            24,503

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

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 61 hotels (the "Hotels") owned at March 31, 1998:

                                          Number of                      Number of
Franchise Affiliation                 Hotel Properties                  Rooms/Suites
---------------------                 ----------------                  ------------
Full Service Hotels:
         Holiday Inn ......................... 6 ...........................1,208
         Sheraton .............................5............................1,018
         DoubleTree............................1..............................220
         Independent.........................  1...........................   196
                                              ---                          ------
                  Sub-total...............    13............................2,642
                                              ---                          ------
Extended Stay Hotels:
         Residence Inn........................14............................1,815
         Hawthorn Suites.....................  1...........................   280
                                              ---                          ------
                  Sub-total...................15............................2,095
                                              ---                          ------
Limited Service Hotels:
         Hampton Inn..........................20............................2,476
         Courtyard by Marriott.................1..............................102
         Comfort Inn...........................6..............................786
         Holiday Inn Express.................  6...........................   737
                                              ---                          ------
                  Sub-total...................33............................4,101
                                              ---                          ------
                  Total.......................61............................8,838
                                             ====                          ======

The following chart summarizes ownership history for the periods presented:

                                                              1998        1997
                                                              ----        ----
Hotels owned at beginning of year                              60          53
Acquisitions and developed Hotels placed into service           2           4
Sales                                                          (1)         --
                                                              ----        ----
Hotels owned at March 31, 1998 and 1997                        61          57
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

At March 31, 1998 deferred revenue of $12,145 represents Percentage Rent collected or due from the Lessees under the leases which the Company expects to recognize as lease revenue in the third and fourth quarters of 1998. The Company's quarterly distributions are based on Quarterly Percentage rent calculations collected as opposed to percentage lease revenue recognized. Management expects its hotel portfolio to yield "Percentage Rent" annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiation of the related leases.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 to 1997.

The decrease in Lease revenue for the three months ended March 31, 1998 from the comparable period in 1997 is attributable to the change in the Company's revenue recognition as discussed above. Included in deferred revenue at March 31, 1998 is $12.1 million of first quarter Percentage Rents collected or due from the Lessee which Management expects the Company to recognize as revenue in the third and fourth quarters of 1998. After considering such amounts included in deferred revenue in March 31, 1998, Percentage Rents collected or due from the Lessee under the terms of the leases during the three months ended March 31, 1998 were approximately $22.0 million compared to $17.9 million for the three months ended March 31, 1997. The increases are the result of (i) an increased number of hotels being owned by the Partnership during the 1998 periods and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

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


                           Actual                               Pro Forma
              ---------------------------------       ---------------------------------
                                     % Increase                              % Increase
                 1998        1997    (Decrease)          1998        1997    (Decrease)
              ---------   ---------  ----------       ---------   ---------  ----------
Occupancy          71.8%       72.5%    (1.0)              74.0%       74.7%   (0.9)
ADR           $   81.36   $   73.76     10.3          $   84.81   $   78.69     7.8
RevPAR        $   58.45   $   53.50      9.2          $   62.72   $   58.75     6.8

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

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper Definition of FFO with the exception that deferred revenue has been included as a component of the computation. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended March 31, 1998 and 1997 was computed as follows:

                                                    For the Three Months Ended
                                                              March 31
                                                        -------------------
                                                        1998           1997
                                                        ----           ----
                                            (in thousands, except per share amounts)
        Income before allocation
           to minority interest                        $(2,384)      $ 8,529
        Deferred revenue                                12,145
        Add depreciation                                 4,918         3,908
        Less gain on sale of hotel                        (523)
        Less preferred dividend                           (348)         (348)
                                                       -------       -------
        FFO                                            $13,808       $12,089
                                                       =======       =======
        Weighted average shares and
           partnership units outstanding                26,949        26,930
        FFO per share                                  $  0.51       $  0.45


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


September 21, 1998                  /s/ Michael J. Pascal
----------------------              --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


September 21, 1998                  /s/ Robert M. Solmson
----------------------              --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer