Form 10-Q
period 1998-09-30
RFS HOTEL INVESTORS INC
filed 1998-11-13
CIK 906408

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
           X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                              X  Yes        No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on September 30, 1998 was 24,876,946.

================================================================================

                            RFS HOTEL INVESTORS, INC.
                                      INDEX

                                                                           Form 10-Q
                                                                             Report
                                                                              Page
                                                                              ----
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           RFS Hotel Investors, Inc.

           Consolidated Balance Sheets - September 30, 1998 and
                  December 31, 1997                                             3

           Consolidated Statements of Income - For the three and
                  the nine months ended September 30, 1998 and
                  September 30, 1997                                            4

           Consolidated Statements of Cash Flows - For the three and
                  the nine months ended September 30, 1998 and 1997             5

           Notes to Consolidated Financial Statements                           6

   Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                        10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk          17


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                    17


RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)



                                                                  SEPT 30,     DECEMBER 31,
                                                                    1998          1997
                                                                    ----          ----
                                                                 (unaudited)
ASSETS

Investment in Hotel Properties, net                              $ 623,135      $ 573,826
Hotels under development                                            21,417         15,739
Cash and cash equivalents                                           13,006          4,131
Restricted cash                                                      4,759          2,514
Accounts receivable-Lessees                                         16,036          9,887
Deferred expenses, net                                               3,360          4,061
Prepaid and other assets                                             8,123          6,765
Escrow deposits                                                        510            205
                                                                 ---------      ---------

                                                                 $ 690,346      $ 617,128
                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $   4,492      $   6,423
Accrued real estate taxes                                            5,071          3,491
Borrowings on line of credit                                       176,343        123,843
Bonds                                                               69,600         71,892
Other debt                                                          25,936         13,174
Deferred revenue                                                    17,877
Minority interest                                                   34,821         36,235
                                                                 ---------      ---------
                                                                   334,140        255,058
                                                                 ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                              10             10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,986,946 and 24,389,000 shares outstanding           250            244
  Paid-in capital                                                  373,307        363,066
  Treasury stock, 110,000 shares                                    (2,012)             0
  (Distributions in excess of income) undistributed income         (14,988)           337
  Unearned directors' and officers' compensation                      (361)        (1,587)
                                                                 ---------      ---------
          Total shareholders' equity                               356,206        362,070
                                                                 ---------      ---------
                                                                 $ 690,346      $ 617,128
                                                                 =========      =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                  FOR THE        FOR THE        FOR THE        FOR THE
                                                  3 MONTHS       3 MONTHS       9 MONTHS       9 MONTHS
                                                   ENDED          ENDED          ENDED          ENDED
                                                  09/30/98       09/30/97       09/30/98       09/30/97
                                                  --------       --------       --------       --------
                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenue:
  Leases                                          $ 35,148       $ 23,853       $ 56,948       $ 63,452
  Other                                                135              9            373             64
                                                  --------       --------       --------       --------
          Total revenue                             35,283         23,862         57,321         63,516
                                                  --------       --------       --------       --------
Expenses:
  Real estate taxes and property and
    casualty insurance                               2,572          2,318          7,540          6,250
  Depreciation                                       5,341          4,664         15,406         12,856
  Amortization of franchise fees and
     unearned compensation                             152            219            538            662
  Compensation                                         645            585          1,686          1,812
  Franchise taxes                                       45             75            135            225
  General and administrative                           449            499          1,826          1,415
  Attempted merger expenses                          1,617          1,617
  Loss on sale of hotel properties                   1,133            610
  Amortization of loan costs                           256            254            772            664
  Interest expense, net                              4,603          3,466         12,113          7,952
                                                  --------       --------       --------       --------
          Total expenses                            16,813         12,080         42,243         31,836
                                                  --------       --------       --------       --------

Income  before minority interest                    18,470         11,782         15,078         31,680

Minority interest                                   (1,830)        (1,115)        (1,513)        (3,011)
                                                  --------       --------       --------       --------

Net income                                          16,640         10,667         13,565         28,669

Preferred stock dividends                             (356)          (356)        (1,056)        (1,056)
                                                  --------       --------       --------       --------

Net income applicable to common shareholders      $ 16,284       $ 10,311       $ 12,509       $ 27,613
                                                  ========       ========       ========       ========

Basic earnings per share                              0.65           0.42           0.51           1.13

Diluted earnings per share                            0.64           0.42           0.50           1.12

Weighted average common shares outstanding          24,877         24,389         24,713         24,389



                   The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

                                                            FOR THE NINE    FOR THE NINE
                                                               MONTHS          MONTHS
                                                               SEPT 30,        SEPT 30,
                                                                1998             1997
                                                                ----             ----
                                                             (unaudited)      (unaudited)

  Cash flows from operating activities:
    Net income                                                $  13,565       $  28,669
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              16,716          14,182
      Income allocated to minority interest                       1,513           3,011
      Loss on sale of hotel properties                              610
      Attempted merger expenses                                   1,746
      Changes in assets and liabilities:
        Accounts receivable-Lessees                              (6,149)         (7,559)
        Prepaids and other assets                                (2,975)         (1,603)
        Accounts payable and other liabilities                     (252)          2,533
        Deferred revenue                                         17,877
                                                              ---------       ---------
              Net cash provided by operating activities          42,651          39,233
                                                              ---------       ---------
  Cash flows from investing activities:
    Investment in hotel properties and hotels
          under development                                     (71,350)       (124,839)
     Proceeds from sale of hotel properties                      19,627
     Escrow deposits and prepayments under
         purchase agreements                                       (450)             90
     Cash paid into reserves                                     (2,245)
    Refund on franchise agreements                                  (32)
                                                              ---------       ---------
             Net cash used by investing activities              (54,418)       (124,781)
                                                              ---------       ---------
  Cash flows from financing activities:
    Net proceeds from issuance of common stock                   11,040              72
    Purchase of treasury stock                                   (2,012)
    Distributions to common and preferred shareholders          (28,890)        (27,398)
    Distributions to limited partners                            (2,890)         (2,775)
    Borrowings on revolving credit agreement                     52,500          65,743
    Redemption of limited partnership units                         (37)
    Payments on debt and bonds                                   (8,699)         (2,773)
    Loan fees paid                                                 (370)         (1,392)
                                                              ---------       ---------
              Net cash provided by financing activities          20,642          31,477
                                                              ---------       ---------
  Net increase (decrease) in cash and cash equivalents            8,875         (54,071)
  Cash and cash equivalents at beginning of period                4,131          57,935
                                                              ---------       ---------
  Cash and cash equivalents at end of period                  $  13,006       $   3,864
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

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At September 30, 1998, the Company owned approximately 90.6% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. RFS Financing Partnership, L.P., (the "Financing Partnership"), a bankruptcy remote, single purpose Tennessee limited partnership, was formed to issue commercial mortgage bonds (the "Bonds"). During 1997, Ridge Lake General Partner, Inc. ("RLGP") was formed to purchase a hotel. RLGP purchased a second hotel in May 1998. The Company owns 95% of RLGP. In June 1998, the Company purchased a 75% interest in Wharf Associates Partnership ("Wharf"). Wharf and RLGP are consolidated in these consolidated financial statements.

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

2. CHANGE IN ACCOUNTING PRINCIPLE. In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 impacted the Company's previous revenue recognition on an interim basis, but has no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and has applied the change as a change in accounting principle and thereby has restated the first quarter results of 1998 and has recorded the results of the second and third quarters in accordance with the new pronouncement. The effect of the change on the three months ended September 30, 1998 was to increase lease revenues by $7,947, and therefore net income applicable to common shareholders by $7,188 or $0.28 per share-basic and $0.27 per share diluted to $0.65 per share-basic and $0.64 per share diluted. The effect on the nine months ended September 30, 1998 was to decrease lease revenues by $17,877 and therefore net income applicable to common shareholders by $16,204 or $0.65 per share-basic and diluted.

3. DECLARATION OF DIVIDEND. On October 28, 1998, the Company declared a $.385 dividend on each share of Common Stock outstanding to shareholders of record on November 10, 1998 and a $.36 dividend on each share of Series A Preferred Shares outstanding. The dividends will be paid on November 16, 1998.

4. SUBSEQUENT EVENTS. In October 1998, the Company elected not to replace certain properties with a Lessee which were sold in the third quarter and paid the Lessee approximately $1 million related to such election.

5. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:

                                                     For the Three Months        For the Nine Months
                                                            Ended                        Ended
                                                      9/30/98      9/30/97       9/30/98       9/30/97
                                                      -------      -------       -------       -------
    Basic EPS:
    Net income                                       $ 16,640      $ 10,667      $ 13,565      $ 28,669
    Less dividends declared on preferred stock           (356)         (356)       (1,056)       (1,056)
                                                     --------      --------      --------      --------
                                                     $ 16,284      $ 10,311      $ 12,509      $ 27,613
                                                     ========      ========      ========      ========
    Weighted average common shares outstanding         24,877        24,389        24,713        24,389
                                                     ========      ========      ========      ========
    Basic Earnings Per Share                         $   0.65      $   0.42      $   0.51      $   1.13
    Diluted EPS:
    Net income                                       $ 16,640      $ 10,667      $ 13,565      $ 28,669
    Less dividends declared on preferred stock                                     (1,056)
                                                     --------      --------      --------      --------
                                                     $ 16,640      $ 10,667      $ 12,509      $ 28,669
                                                     ========      ========      ========      ========

    Weighted average common shares outstanding         24,877        24,389        24,713        24,389
    Preferred shares outstanding                          974           974                         974
    Potential dilutive common shares                       33           140           110           125
                                                     --------      --------      --------      --------
    Weighted average common shares and potential
         dilutive common shares outstanding            25,884        25,503        24,823        25,488
                                                     ========      ========      ========      ========

    Diluted earnings per share                       $   0.64      $   0.42      $   0.50      $   1.12
                                                     ========      ========      ========      ========



Note: The preferred shares are anti-dilutive for the nine-month period ended September 30, 1998, and, thus, are not considered in the calculation of earnings per share.

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the nine months ended September 30, 1998 and 1997 of the Company are presented as if the 60 hotel properties owned at September 30, 1998 and the consummation of the Company's equity offerings and the application of the net proceeds therefrom had occurred on or prior to January 1, 1997, and the hotels had been leased to the Lessees pursuant to the percentage leases. As discussed in Note 2, the Company adopted the provisions of EITF 98-9 which significantly impacted the Company's revenue recognition on an interim basis. The pro forma information below reflects the effect of EITF 98-9 as if the method had been in effect on January 1, 1997 excluding properties under development which are included on the date opened. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                         1998          1997
                                                         ----          ----
        Operating Data:
              Total revenue                            $ 57,052      $ 51,850
              Real estate taxes and casualty
                 insurance                                7,887         6,734
              Depreciation and amortization              16,848        16,848
              Compensation                                1,686         1,812
              Franchise taxes                               135           225
              General and administrative                  1,826         1,415
              Attempted merger costs                      1,617
              Loss on sale of hotel properties              610
              Interest expense                           13,250        12,331
                                                       --------      --------
              Income before allocation to minority
                      interest                           13,193        12,485
              Less minority interest                     (1,235)       (1,169)
                                                       --------      --------
              Net income                               $ 11,958      $ 11,316
                                                       ========      ========
              Diluted earnings per share               $   0.48      $   0.46
              Weighted average common shares
                  and potential dilutive common          24,823        24,823
                  shares

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

BACKGROUND

     The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 60 hotels (the "Hotels") owned at September 30, 1998:


                                         Number of                       Number of
Franchise Affiliation                 Hotel Properties                  Rooms/Suites
---------------------                 ----------------                  ------------
Full Service Hotels:
         Holiday Inn ........................ 6 ......................... 1,208
         Sheraton ........................... 5 ......................... 1,019
         DoubleTree ......................... 1 ........................... 220
         Ramada Plaza ....................... 1 ........................... 234
         Independent ........................ 2 ........................... 290
                                           ----                           -----
                  Sub-total ................ 15 ......................... 2,971
                                           ----                           -----
Extended Stay Hotels:
         Residence Inn ..................... 14 ......................... 1,815
         Homewood Suites ...................  1 ............................ 83
         Hawthorn Suites ...................  1 ........................... 280
                                           ----                           -----
                  Sub-total ................ 16 ......................... 2,178
                                           ----                           -----
Limited Service Hotels:
         Hampton Inn ....................... 19 ......................... 2,367
         Courtyard by Marriott .............  1 ........................... 102
         Comfort Inn .......................  4 ........................... 555
         Holiday Inn Express ...............  5 ........................... 637
                                           ----                           -----
                  Sub-total ................ 29 ......................... 3,661
                                           ----                           -----
                  Total .................... 60 ......................... 8,810
                                           ====                           =====

The following chart summarizes ownership history for the periods presented:

                                                                    1998     1997
                                                                    ----     ----
           Hotels owned at beginning of year                          60       53
           Acquisitions and developed Hotels placed into service       5        8
           Sales of Hotels                                            (5)
                                                                    ----     ----
           Hotels owned at end of period                              60       61
                                                                    ====     ====

         The Hotels are located in 24 states. Management believes it is prudent to diversify geographically and among franchise brands.

         The Partnership leases 57 of the Hotels to third parties (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues ("Percentage Rent"). Base rent is payable monthly. Percentage rent is payable quarterly. The Lessees operate 54 Hotels. Four Hotels are operated by other third parties, (the "Operators"), pursuant to management agreements between the Lessees and the Operators. Two hotels are operated by a subsidiary. One of the Lessees has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

CHANGE IN ACCOUNTING PRINCIPLE

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transitional guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 impacted the Company's previous revenue recognition method on an interim basis, but has no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and has applied the change as a change in accounting principle and therefore restated the first quarter results of 1998 and recorded the results of the second and third quarters in accordance with the new pronouncement. The effect of the change on the three months ended September 30, 1998 was to increase lease revenues and therefore net income applicable to common shareholders by $0.28 per share-basic and $0.27 per share-diluted to $0.65 per share-basic and $0.64 per share-diluted. The effect of the change on the nine months ended September 30, 1998 was to decrease net income applicable to common shareholders $0.65 per share-basic and diluted.

         The Company's Percentage Leases provide for the greater of (i) annual fixed base rent or (ii) Percentage Rent to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual Base Rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual fixed Base Rent. This will generally result in Base Rent being recognized in the first and second quarters and Percentage Rents already collected or due from the Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

         At September 30, 1998 deferred revenue of $17,877 represents Percentage Rent collected or due from the Lessees under the leases which the Company expects to recognize as lease revenue in the fourth quarter of 1998. The Company's quarterly distributions are based on Quarterly Percentage Rent calculations collected as opposed to percentage lease revenue recognized. Management expects its hotel portfolio to yield Percentage Rent annually, based on the historical revenues of the hotels prior to their acquisition and based on the negotiation of the related leases.

RESULTS OF OPERATIONS

Comparison of the three Months ended September 30, 1998 to 1997 and the Nine Months Ended September 30, 1998 to 1997.

         The increase in Lease revenue for the three months ended September 30, 1998 from the comparable period in 1997 is primarily attributable to the change in the Company's revenue recognition as discussed above which resulted in certain contingent rent being deferred until the contingencies have been met. Approximately $7.9 million of deferred revenue recorded as of June 30, 1998 was included as revenue during the three months ended September 30, 1998 when the contingencies related to such Percentage Rent were satisfied. The remaining increases in revenue are the result of increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 52 of the 60 hotels owned at September 30, 1998 were owned by the Partnership throughout both periods; it excludes four hotels which were opened since January 1997 and one expanded hotel where the room addition was not open for all of both periods presented and three hotels which were undergoing major renovations:

                             for the Three Months Ended September 30,
              ------------------------------------------------------------------------
                              Actual                           Pro Forma
                              ------                           ---------
                                       % Increase                          % Increase
                 1998         1997     (Decrease)     1998         1997    (Decrease)
                 ----         ----     ----------     ----         ----    ----------
Occupancy        78.3%        78.8%      (0.6)        79.3%        79.8%     (0.6)
ADR          $   85.81    $   77.45      10.8     $   85.15    $   80.01      6.4
RevPAR       $   67.20    $   61.00      10.2     $   67.55    $   63.85      5.8

                             for the Nine Months Ended September 30,
             ------------------------------------------------------------------------
                              Actual                           Pro Forma
                              ------                           ---------
                                       % Increase                          % Increase
                 1998         1997     (Decrease)     1998         1997    (Decrease)
                 ----         ----     ----------     ----         ----    ----------
Occupancy        75.8%        76.7%      (1.2)        77.2%        77.7%     (0.6)
ADR          $   83.34    $   75.43      10.5     $   83.46    $   78.33      6.5
RevPAR       $   63.20    $   57.87       9.2     $   64.41    $   60.83      5.9


         Increases in real estate taxes and property and casualty insurance in 1998 over 1997 are due to the increased number of hotels owned during 1998, increased real estate tax assessments, as well as an increased real estate tax assessments at certain hotels.

         Increases in depreciation in 1998 over 1997 are due to the increased number of hotels owned during 1998 and capitalized improvements at certain of the Hotels.

         Decreases in general and administrative expenses for the three months ended September 30, 1998 over 1997 are due to decreased professional fees. Increases in general and administrative expenses for the nine months ended September 30, 1998 over 1997 are due to the write-off of costs incurred in considering formation of a new REIT, Lodging Trust USA, which transaction was not completed.

         A write-off was made in September 1998 of $1,617 for expenses incurred by the Company in connection with its planned merger with Equity Inns, Inc. which was terminated in the third quarter of 1998.

         The loss on the sale of hotel properties in the three months ended September 30, 1998, relates to the sale of four hotels. A gain on the sale of a hotel property was recorded in February 1998.

         Increases in amortization of loan costs in 1998 over 1997 are due to costs associated with the assumption of the industrial development bond financing for the Birmingham Sheraton Hotel and the amortization of increased commitment fees on the Line of Credit.

         Increases in interest expense in 1998 over 1997 are primarily due to increased borrowings on the Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") for $190 million. Borrowings under the Line of Credit bear interest at LIBOR plus 157.5 basis points at September 30, 1998. The Line of Credit is secured by first priority mortgages on 23 hotels and agreements restricting the transfer, pledge or other hypothecation of 9 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in violation of a certain debt covenant at September 30, 1998, relating to the percentage of liabilities to the total market equity capitalization of the Company. The Company has received a written waiver relating to this covenant and has initiated steps which the Company anticipates will remove this covenant from its loan agreement. The Company had borrowed $176.3 million on the Line of Credit at September 30, 1998. The Line of Credit is due July 30, 2000.

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

         In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which are due December 1, 2002. The industrial development bonds bear interest at a variable rate which, as of September 30, 1998, was approximately three and one-half percent (3.5%) per annum. Principal is payable in installments of $0.6 million every three years with the next installment due in 2000.

         In July 1998, a note payable with a principal balance of $5.9 million became due. Funds from the Line of Credit were used to pay-off this debt.

         In connection with the purchase of a Sheraton Hotel in Birmingham, AL, Ridge Lake General Partners, Inc. ("RLGP"), a subsidiary of the Company, assumed industrial development bonds ("Birmingham IDB's"), which are due in 2001. The Birmingham IDB's bear interest at a variable rate which, at September 30, 1998, was approximately 4% per year. Interest is payable quarterly; principal is payable annually. The outstanding balance on the Birmingham IDB's is $5.0 million. The Birmingham hotel is collateral for the Birmingham IDB's.

         Wharf has non-recourse debt of $19.2 million. This debt bears interest at 8.22%. Principal, interest and escrow of $202 are due monthly. The Ramada Plaza is collateral for this debt.

         The Company has budgeted approximately $20.6 million in 1998 for capital improvements at 55 of the Hotels owned at September 30, 1998. At September 30, 1998, the Partnership had spent approximately $15.3 million of the budgeted amounts.

The Partnership is developing the following hotels:

                                                                                         ANTICIPATED
                                                        NUMBER OF      ESTIMATED           OPENING
    FRANCHISE                  LOCATION               ROOMS/SUITES  DEVELOPMENT COSTS      QUARTER
    ---------                  --------               ------------  -----------------      -------
    TownePlace Suites          Fort Worth, TX              95         $6.5 million           4Q98
    TownePlace Suites          Miami Lakes, FL             95         $6.5 million           2Q99
    TownePlace Suites          Tampa, FL                   95         $6.3 million           3Q99
    Residence Inn              Olathe, KS                  90         $7.1 million           4Q99
    TownePlace Suites          Miami Airport-              95         $6.5 million           4Q99
                                 West, FL
    Courtyard by Marriott      Crystal Lake, IL            90         $7.5 million           4Q99

The Partnership is constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $3.8 million. Completion of the addition is expected in the third quarter of 1999. Additionally, the Partnership is constructing a 36-suite addition to the Residence Inn in Charlotte, NC. Construction costs are estimated at $3.6 million. Completion of the addition is expected in the fourth quarter of 1998. The construction costs are being funded with borrowings under the Line of Credit.

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

         The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, may charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company in its discretion, may approve.

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

          The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1998, the Partnership has, through September 30, 1998, made cash distributions to its partners, including the Company, of $30.8 million or $.375 per Partnership unit, from which the Company made cash distributions to common shareholders of $27.7 million, or $.375 per share. The Company also made cash distributions to the preferred shareholder of $1.1 million, or $1.08 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any Percentage Rent amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents collected or due from the Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Prior to the adoption of EITF 98-9, the Company recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

YEAR 2000 MANAGEMENT

         Beginning in the fourth quarter of 1997, the Company began evaluating the impact of the Year 2000 (Y2K) problem on its systems. The Company also began inquiring of its Lessees regarding the operation of the Lessee's systems at properties owned by the Company. The only software package that was not Y2K compliant was the accounting system of the Company The Company purchased a new accounting system in January of 1998. The Company has been converting to the new format and plans to go live on January 1, 1999. All computers passed the Y2K check, as well as the phone system and other hardware. The Company has been advised that the systems at the properties (reservation, accounting, etc.) are being upgraded where necessary by the appropriate management company.

Testing will continue throughout 1999 on both the new and old software to verify its operation. The Company is in the process of obtaining a statement from its vendors about their Y2K status. The Company estimates its total cost related to the Y2K problem to be approximately $80.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. The computation of FFO below is consistent with the NAREIT White Paper Definition of FFO with the exception that deferred revenue and the non-recurring write-off of merger costs have been added back to calculate FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended September 30, 1998 and 1997 was computed as follows:

                                       For the Three Months Ended    For the Nine Months Ended
                                             September 30                  September 30
                                       --------------------------    --------------------------
                                          1998          1997           1998            1997
                                          ----          ----           ----            ----
                                                 (in thousands, except per share amounts)

Income (loss) before allocation
     to minority interest               $ 18,470       $ 11,782       $ 15,078       $ 31,680
Deferred revenue                          (7,947)                       17,877
Add depreciation                           5,341          4,664         15,406         12,856
Add write-off of merger costs              1,617                         1,617
Add loss on sale of hotel                  1,133                           610
Less preferred dividend                     (356)          (356)        (1,056)        (1,056)
                                        --------       --------       --------       --------
FFO                                     $ 18,258       $ 16,090       $ 49,532       $ 43,480
                                        ========       ========       ========       ========
Weighted average shares and
     partnership units outstanding        27,445         26,959         27,281         26,950
FFO per share                           $   0.67       $   0.60       $   1.82       $   1.61


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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - Financial Data Schedule (SEC Use Only)

    (b) The Company filed one Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-Q. The Form 8-K, filed on September 11, 1998 reported the Company's execution of a Termination Agreement by and among the Company, RHI Acquisition, Inc., Equity Inns, Inc., RFS Partnership, L. P. and Equity Inns Partnership, L.P.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RFS HOTEL INVESTORS, INC.


     11/13/98                           /s/ Michael J. Pascal
------------------------            --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)



     11/13/98                           /s/ Robert M. Solmson
------------------------            --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer