Form 10-K
period 1998-12-31
RFS HOTEL INVESTORS INC
filed 1999-03-31
CIK 906408

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                            New York Stock Exchange
                                (Name of Market)

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    X     Yes        No
                                   -------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ------

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $274,705,659 based on the last sale price in the New York Stock Exchange for such stock on March 15, 1999.

The number of shares of the Registrant's Common Stock outstanding was 25,115,946 as of March 15, 1999.

                      Documents Incorporated by Reference

Portions of the RFS Hotel Investors, Inc. Proxy Statement with respect to the Annual Meeting of Shareholders to be held on April 28, 1999 to be filed with the Securities and Exchange Commission within 120 days following the end of the year covered by the Form 10-K (the "Proxy Statement") are incorporated by reference into Part I and Part III. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders' for the year ended December 31, 1998 are incorporated into Part II and Part IV.


===============================================================================

                                     PART I


         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report and in any other documents filed by the Company with the Securities and Exchange Commission which could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.     BUSINESS

(a)      General Development of Business

         RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993 and is a self-administered real estate investment trust ("REIT").

         The Company has contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") and is the sole general partner of the Partnership. The Partnership began operations in August 1993. At December 31, 1998, the Company owned an approximately 90.4% interest in the Partnership.

(b)      Financial Information About Industry Segment

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)      Narrative Description of Business

         General. At December 31, 1998, the Company owned, through the Partnership and other subsidiaries, 60 hotels (the "Hotels") containing 8,850 rooms located in 24 states. Reference herein to the "Partnership" includes these subsidiaries, where the context indicates. The Partnership leases all except four of its hotel properties to third parties (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") as described below. Four Hotels are not leased and are operated by third parties (the "Operators") pursuant to management agreements between the Partnership and the Operators.

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

         The Company recognizes the potential competitive advantage gained by owning hotel properties with limited leverage. High leverage may impair the ability of management to renovate, maintain and effectively manage properties. The Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness and accounting for all investments in hotel properties under the purchase method of accounting. The Board of Directors may change the policy relating to the debt limit at any time without shareholder approval.

         The Company budgeted $20.6 million for 1998 capital improvements at 55 of the Hotels owned at December 31, 1998. At December 31, 1998, the Partnership had spent $17.9 million of the budgeted amounts. The Company will use cash generated from operations to fund the remaining $2.7 million of expenditures. The Company intends to substantially complete these improvements by the second quarter of 1999. The Company has budgeted approximately $15.9 million for 1999 to be spent on capital improvements at 58 of the Hotels owned at December 31, 1998. The capital improvements are primarily designed to enhance revenues and the guests' experience and include replacing such items as carpets and drapes, renovating common areas and hotel exteriors.

         All but two of the Hotels are licensed to operate under nationally franchised brands. The Company believes that franchised properties generally have higher levels of occupancy and average daily rate ("ADR") than properties which are unfranchised due to access to national reservation systems and advertising and marketing programs provided by franchisors.

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

         Property Management. The Lessees operate 52 of the 56 Hotels they lease. The other four leased Hotels are operated by other third parties, (the "Lessee Operators"), pursuant to management agreements between the Lessees and the Lessee Operators. The Lessee Operators are paid a fee equal to 3% of gross revenue of the Hotels, plus reimbursement of out-of-pocket expenses. The Lessees and the Lessee Operators are generally required to perform all operational and management functions necessary to operate the Hotels. Such functions include but are not limited to ordering supplies, advertising and marketing, maid service, laundry and maintenance. The Lessees and the Lessee Operators manage other hotel properties in addition to the Hotels and are not required to devote all of their time and efforts to the Hotels.

         Competition. Substantially all of the Hotels are located in developed areas that include other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy and ADR of the Hotels or at hotel properties acquired in the future. New, competing hotels may be opened in the Company's markets which could materially and adversely affect hotel operations.

         Employees. At December 31, 1998, the Company had a total of 19 employees.

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

         The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases. The rent obligations under the Percentage Leases are unsecured and are not guaranteed. At December 31, 1998, the Lessees were in compliance with the provisions of the Percentage Leases.

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

         Environmental Issues. Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at the property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Thus, if such liability were to arise in connection with the ownership and operation of the Hotels, the Company, the Partnership, the Lessees, the Lessee Operators, as the case may be, may be potentially liable for such costs.

         Phase I Environmental Survey Assessments ("ESA's") were obtained on all of the Hotels from independent environmental engineering firms at the time of acquisition (and, for some Hotels, in connection with subsequent financing transactions). The Phase I ESA's were intended to identify potential sources of contamination for which the Hotels may be responsible and to assess the status of environmental regulatory compliance. No assurance can be given that the Phase I ESA's identified all significant environmental problems or that no additional environmental liabilities exist. The Phase I ESA's included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs, wetlands and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESA's did not include invasive procedures, such as soil or ground water sampling and analysis.

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

         Each former owner of the Hotels has represented to the Company that it knows of no hazardous substance or PCBs in, on, or under the hotels or the real property upon which the Hotels are situated. With respect to the Hotels each such former owner will remain liable for all claims and costs arising from a breach of such representation. In addition, the seller of the Hotel will remain liable for all costs and claims incurred by the Partnership with respect to which the Phase I ESA reports recommended corrective or remedial action, specifically removal by the former owner of the Hotel in Clayton, Missouri of asbestos materials. The Company believes the former owners of the Hotels have, and will have, sufficient assets to satisfy their obligations to the Partnership which might reasonably be expected to arise under the contacts pursuant to which such properties were acquired by the Partnership. There can be no assurances, however, that such former owners will be able to satisfy any of such obligations.

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

         Tax Status. The Company elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. The Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

         Executive Officers. Information with respect to Robert M. Solmson (age
51), Chairman of the Board, Chief Executive Officer of the Company and J. William Lovelace (age 61), President of the Company, is incorporated by reference to the Company's Proxy Statement. See Item 10. Michael J. Pascal (age
40) is Secretary, Treasurer and Chief Financial Officer of the Company. From 1991 to June 1994, he was Chief Financial Officer of RFS, Inc., one of the Lessees. From 1990 to 1991, he was Controller and General Counsel for Dominion Hospitality Management, Inc., a hotel management company. From 1985 to 1990, he was General Counsel and Chief Financial Officer for The McDowell Company, a real estate development firm. Mr. Pascal holds a B.S. and a J.D. degree from Memphis State University. Mr. Lovelace is Mr. Pascal's father-in-law.

ITEM 2.     PROPERTIES

         The following table sets forth certain information for the year ended December 31, 1998 with respect to the Hotels. For hotels acquired during 1998, this information includes the actual operating results both prior and subsequent to acquisition by the Partnership.

                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                            ---------------------------------------------------------------------
                                                                                             AVERAGE REVENUE PER
                                              DATE      NUMBER       ROOM                   DAILY       AVAILABLE
                                             OPENED     OF ROOMS    REVENUE   OCCUPANCY      RATE         ROOM
                                            -------     --------    -------   ---------      ----         ----
                                                                         (in thousands)
HAMPTON INN HOTELS:
     Denver, CO (Airport)                    1985       138         $ 2,025      71.1%        $56.54      $40.21
     Detroit (Warren), MI                    1988       124           1,811      64.4%         62.11       40.01
     Ft. Lauderdale, FL                      1986       122           2,168      68.2%         71.40       48.69
     Hattiesburg, MS                         1988       154           2,315      72.3%         56.94       41.18
     Houston, TX (Hobby)                     1996       119           2,000      81.2%         56.71       46.06
     Indianapolis, IN                        1988       131           2,462      74.7%         68.93       51.49
     Jacksonville, FL (1)                    1998       118           1,637      58.5%         77.22       45.18
     Lakewood (Denver), CO                   1987       150           2,609      68.8%         69.31       47.65
     Laredo, TX                              1995       119           2,269      82.1%         63.65       52.24
     Lincoln, NE                             1983       111           2,106      81.7%         63.61       51.99
     Memphis, TN                             1992       120           2,293      76.0%         68.91       52.35
     Minneapolis, MN (Airport)               1985       135           2,966      80.4%         74.82       60.19
     Minneapolis (Minnetonka), MN            1990       127           2,193      69.9%         67.69       47.31
     Oklahoma City, OK                       1986       134           2,207      72.7%         62.08       45.12
     Omaha, NE                               1985       129           2,194      72.0%         64.75       46.59
     Plano, TX                               1996       131           2,098      70.6%         62.15       43.87
     Tulsa, OK                               1986       148           2,261      70.6%         59.33       41.86
     Sedona, AZ                              1997        56           1,114      65.2          83.53       54.49
     Chandler, AZ                            1997        65           1,768      62.2          77.15       47.95

RESIDENCE INN HOTELS:
     Ann Arbor, MI                           1985       114           3,102      80.1%         93.04       74.54
     Charlotte, NC                           1984        89           2,457      79.5%         95.02       75.58
     Fishkill, NY                            1988       136           4,437      91.2%         97.98       89.39
     Fort Worth, TX                          1983       120           3,489      84.0%         94.79       79.66
     Jacksonville, FL                        1997       120           2,791      73.78         86.44       63.72
     Kansas City, MO                         1987        96           2,461      76.4%         91.96       70.23
     Orlando, FL                             1984       176           5,001      78.3%         99.48       77.85
     Perimeter West (Atlanta), GA            1987       128           3,228      76.3%         90.51       69.10
     Providence, RI                          1989        96           3,295      90.1%        104.36       94.03
     Sacramento, CA                          1987       176           5,068      82.3%         95.91       78.88
     Torrance, CA                            1984       247           7,774      92.0%         93.72       86.22
     Tyler, TX                               1985       128           2,625      82.5%         68.10       56.18
     West Palm Beach, FL (1)                 1998        78           1,716      78.1%         84.39       65.88
     Wilmington, DE                          1989       120           3,799      87.5%         99.10       86.72

                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                            ---------------------------------------------------------------------
                                                                                             AVERAGE REVENUE PER
                                              DATE      NUMBER       ROOM                   DAILY       AVAILABLE
                                             OPENED     OF ROOMS    REVENUE   OCCUPANCY      RATE         ROOM
                                            -------     --------    -------   ---------      ----         ----
                                                                         (in thousands)
HOLIDAY INN HOTELS:
     Clayton, MO                             1965       255          $4,878      60.9%        $86.06      $52.41
     Columbia, SC                            1969       175           2,665      67.8%         61.50       41.72
     Crystal Lake (Chicago), IL              1988       196           4,906      75.6%         90.75       68.58
     Flint, MI                               1990       171           4,527      78.3%         92.65       72.54
     Lafayette, LA                           1983       242           4,364      79.9%         61.82       49.41
     Louisville, KY                          1970       169           2,408      74.8%         52.20       39.04

COMFORT INN HOTELS:
     Detroit (Farmington Hills), MI          1987       135           2,225      63.3%         71.34       45.15
     Fort Mill, SC (Charlotte, NC)           1987       153           2,253      65.7%         61.43       40.34
     Marietta, GA                            1989       185           2,349      68.5%         51.02       34.97

HOLIDAY INN EXPRESS HOTELS:
     Austin, TX                              1992       125           2,165      71.9%         66.01       47.46
     Chicago (Arlington Heights), IL         1989       125           2,773      72.7%         83.64       60.77
     Chicago (Downers Grove), IL             1984       123           2,528      66.8%         84.31       56.31
     Milwaukee (Wauwatosa), WI               1984       122           2,215      77.2%         64.48       49.74
     Minneapolis, MN                         1987       142           3,007      76.6%         75.69       58.01

SHERATON AND SHERATON FOUR POINTS HOTELS:
     Bakersfield, CA                         1983       197           3,556      69.5%         71.15.      49.46
     Birmingham, AL                          1984       202           4,457      62.0%         96.11       59.57
     Pleasanton, CA                          1985       214           6,157      71.0%        111.04       78.83
     Milpitas, CA                            1988       229           9,010      72.2%        149.32      107.79
     Sunnyvale, CA                           1980       174           6,549      77.9%        132.50      103.26

HOTEL REX:
     San Francisco, CA                       1998        94           3,910      78.4%        144.13      113.04

RAMADA PLAZA HOTEL:
     San Francisco, CA                       1998       234           8,624      76.7%        133.50      102.45

HAWTHORN SUITES HOTEL:
     Atlanta, GA                             1984       280           6,269      70.0%         87.60       61.34

DOUBLETREE HOTEL:
     Del Mar, CA                             1990       220           6,787      80.0%        105.67       84.56

HOMEWOOD SUITES HOTEL:
     Chandler, AZ (1)                        1998        83             971      49.7%         85.51       42.53

TOWNEPLACE SUITES HOTEL:
     Ft. Worth, TX (1)                       1998        95              45      13.2%         58.10        7.69

BEVERLY HERITAGE HOTEL:
     Milpitas, CA                            1988       196           6,737      67.1%        140.25       94.18

COURTYARD BY MARRIOTT HOTEL:
     Flint, MI                               1996       102           2,337      81.2%         77.26       62.76


(1) Represents operations since the opening of the hotel in February 1998 for the Residence Inn in West Palm Beach, FL, in March 1998 for the Hampton Inn in Jacksonville, FL, April 1998 for the Homewood Suites in Chandler, AZ and November 1998 for the TownePlace Suites in Ft. Worth, TX.

Acquisitions, Sales and Pending Developments. During 1998, the Partnership acquired two hotels and opened four newly-developed properties. Also, during 1998, the Partnership sold six hotels. The Partnership is developing the following hotel properties:

                                                              Estimated      Estimated
                                             Number of        Development     Opening
   Location         Franchise               Rooms/Suites         Costs        Quarter
   --------         ---------               ------------         -----        -------

Miami Lakes, FL     TownePlace Suites           95            $6.5 million     2Q99
Tampa, FL           TownePlace Suites           95            $6.3 million     3Q99
Miami Airport       TownePlace Suites           95            $6.5 million     3Q99
   West, FL
Crystal Lake, IL    Courtyard by Marriott       90            $7.5 million     1Q00
   (Chicago)

The Partnership is constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $3.8 million. Completion of the addition is expected in the fourth quarter of 1999.

         Master Agreement. The Company and the Partnership have entered into a master agreement (the "Master Agreement"), with one of the Lessees, RFS, Inc., a wholly owned subsidiary of Promus Hotel Corporation. Under the Master Agreement, the Company and the Partnership have granted to RFS, Inc., a right of first offer and right of first refusal (the "Right of First Refusal") to lease hotels acquired by the Partnership or the Company prior to February 27, 2006 (the "Term"), subject to certain exceptions described below.

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

         The Partnership may terminate the Right of First Refusal at any time following February 27, 2003, in the event the hotels leased by RFS, Inc. throughout such seven-year period fail to meet certain financial performance goals. The Partnership may also terminate the Right of First Refusal: (i) upon the occurrence under a lease of an "Event of Default" by the Lessee; (ii) in the event the Company's status as a real estate investment trust is terminated and the leases are terminated by the Company, and the Company (a) redeems all outstanding Series A Preferred Stock owned by the RFS, Inc. at a price per share equal to the greater of (A) $19.00 or (B) the average sales prices for the Company's Common Stock for the ten trading days prior to the closing date,
(b) the Partnership pays RFS, Inc. the fair market value of the remaining terms of the leases and (c) if such termination occurs prior to February 27, 2006, the Partnership pays RFS, Inc. an amount equal to $5,000,000 minus $41,667 for each calendar month which has expired since February 27, 1996; or (iii) if RFS, Inc. fails to maintain a minimum net worth of $15,000,000 during the term of any lease or defaults under the terms of the Master Agreement.

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

         The Percentage Leases. All but four of the hotels owned by the Partnership are separately leased to the Lessees under a Percentage Lease.

         Effective February 27, 1996, each of the Percentage Leases between the Partnership and RFS, Inc. was amended to provide the following among other things: (i) the term of each Percentage Lease was increased to 15 years from the date of inception; (ii) the non-compete provisions were amended to preclude the Lessees or their Affiliates from owning, leasing, operating, managing or franchising any hotel or motel within a five-mile radius of any hotel in which the Partnership or an Affiliate of the Partnership has an interest, as compared to a previous 20-mile radius restriction; (iii) events of default shall include, among others, (a) the failure of the Lessees to pay quarterly percentage rent when due and payable and continuing for a 10-day period after receipt of notice from the Partnership, as compared to the previous 90-day period and (b) occurrence of an event of default under the Master Agreement
(iv) the Lessees shall be required, not later than 60 days prior to commencement of each lease year, to prepare and submit to the Partnership an operating budget and marketing plan; (v) the termination of any Percentage Lease due to total condemnation will not affect any other Percentage Leases then in effect between the Lessee and the Partnership; (vi) any management fee payable to an Affiliate of the Lessees shall be subordinate to the payment of rent to the Partnership under the leases; (vii) future leases entered into between the Lessees and the Partnership will not be subject to cross-default provisions in regard to the existing percentage leases or other future leases;
(viii) the Lessees will have an extended right (120 days as compared to 90 days) to cure defaults under the franchise agreements; (ix) the respective obligations of the parties relating to capital expenditures and repairs and maintenance were clarified and amended, (x) the Partnership will have 120 days to tender a substitute lease to the Lessee upon sale of a hotel by the Partnership, as compared to 90 days previously, and, (xi) percentage rent is payable within 35 days following the end of the first three calendar quarters and on or before February 10 with respect to the fourth calendar quarter.

         Percentage Lease Terms. Each Percentage Lease has an initial term of fifteen years from the date of inception, and is subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Base Rent accrues and is required to be paid monthly; Percentage Rent is payable quarterly, on or before the 35th day following the end of each of the first three calendar quarters in each fiscal year and on or before February 10 of the next year, with respect to the fourth calendar quarter of each fiscal year, and is calculated by multiplying fixed percentages by room revenue and, with respect to the full service Hotels, beverage revenue and food revenue. For the year ended December 31, 1998, room revenue for each of the Hotels exceeded the amount required to trigger the top tier of room revenue payable as Percentage

Rent. The following table summarizes the percentages of room revenues in excess of certain levels payable as Percentage Rent under the Percentage Leases.

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

         Termination of Percentage Leases on Disposition of the Hotels. In the event the Partnership enters into an agreement to sell or otherwise transfer a Hotel, the Partnership will have the right to terminate the Percentage Lease with respect to such Hotel and either (i) pay the Lessees the fair market value of the Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated or (ii) within 120 days of termination of the lease, offer to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such Hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Percentage Lease to be terminated.

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

         Other Lease Covenants. RFS, Inc. has agreed during the term of the Percentage Leases to maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of not more than 50%, exclusive of capitalized leases. Management fees paid to affiliates of the Lessees are subordinated to the lease payments.

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

         Franchise Agreements. All but two of the Hotels, the Hotel Rex in San Francisco, CA and the Beverly Heritage in Milpitas, CA, are licensed to operate under a franchise license. Nineteen Hotels are licensed as Hampton Inn hotels, fourteen are licensed as Residence Inn hotels, three are licensed as Comfort Inn hotels, five are licensed as Holiday Inn Express hotels, six are licensed as Holiday Inn hotels, one is licensed as a Hawthorn Suites hotel, one is licensed as a Doubletree hotel, one is licensed as a Courtyard by Marriott, one is licensed as a Ramada hotel, one is licensed as a Homewood Suites hotel, one is licensed as a TownePlace Suites hotel, one is licensed as a Sheraton hotel and four are licensed as Sheraton Four Points hotels. Holiday Inn and Holiday Inn Express are registered trademarks of Holiday Inn, Inc. Comfort Inn is a registered trademark of Choice Hotels International, Inc. Residence Inn and Courtyard by Marriott are registered trademarks of Marriott Corporation. Hampton Inn is registered a trademark of The Promus Companies, Inc. Hawthorn Suites is a registered trademark of Hawthorn Suites Hotels. Doubletree is a registered trademark of Doubletree Corporation. Sheraton and Sheraton Four Points are registered trademarks of ITT Sheraton Corporation.

         The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the Lessees or the Lessee Operators, as applicable, must comply. The franchise licenses obligate the Lessees to comply with the franchisor' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

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

         Each franchise license gives the Lessees the right to operate the particular Hotel under a franchise for a period of from ten to 20 years. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessees' failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The Lessees are entitled to terminate the franchise license only by giving at least 12 months notice and paying a specified amount of liquidated damages and only with the Company's prior consent. The license agreements will not renew automatically upon expiration. The Lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the Holiday Inn franchise agreements, the Lessees are required to pay a franchise fee of 4% of room revenue (plus additional fees) from the Holiday Inn hotels and a franchise fee ranging from 4-5% of room revenue (plus additional fees) from the Hotels operating as Holiday Inn Express hotels. Under the Comfort Inn franchise agreements, the Lessees are required to pay a franchise fee ranging from 4-5% of revenue for the Hotels operating as Comfort Inn hotels plus fees for use of the reservation system and other miscellaneous fees. Under the Promus Companies, Inc. franchise agreements, the Lessees are required to pay a franchise fee ranging from 4-5% of room revenue (plus additional fees) from the Hotels operating as Hampton Inn hotels and 5% from the Hotels operating as Homewood Suites hotels. Under the Marriott Corporation franchise agreement, the Lessees are required to pay a franchise fee ranging from 3-5% of room revenue (plus additional fees) from the Hotels operating as Residence Inn hotels and 5% from the Hotels operating as Courtyard by Marriott and TownePlace Suites hotels. Under the Hawthorn Suites franchise agreement, the Lessees are required to pay a franchise fee of 4% of room revenue (plus additional fees) from the Hotels operating as Hawthorn Suites. Under the Doubletree Corporation franchise agreement, the Lessees are required to pay 3% from the Hotels operating as Doubletree hotels. Under the ITT Sheraton Corporation franchise agreements, the Lessees are required to pay a franchise fee of 5% of gross room sales (plus additional fees) for the hotels operating as Sheraton and Sheraton Four Points.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RFS". Sales prices for the shares and the dividends declared per share, are as follows:

                                          Stock Price        Dividend Declared
                                       High         Low          Per Share
                                       ----         ---          ---------

         First Quarter 1997           19.75        16.75         0.36
         Second Quarter 1997          18.875       17.25         0.36
         Third Quarter 1997           19.9375      17.875        0.375
         Fourth Quarter 1997          21.25        18.125        0.375

         First Quarter 1998          $20.13       $17.50         0.375
         Second Quarter 1998          21.4374      17.9375       0.375
         Third Quarter 1998           20.1875      12.00         0.385
         Fourth Quarter 1998          14.4375       9.5          0.385

(b)     Holders

        The number of holders of record of shares of common stock was 296 as of March 15, 1999.

(c)     Dividend

        The Company intends to pay regular quarterly dividends, which are dependent upon receipt of distributions from the Partnership, in order to maintain its REIT status under the Internal Revenue Code.

ITEM 6.     SELECTED FINANCIAL DATA

        The following tables set forth selected historical financial data for the Company.

        The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere, and incorporated by reference.

                                                           (in thousands, except per share data)
                                                                        THE  COMPANY
                                            --------------------------------------------------------------------
                                            1998            1997            1996             1995           1994
                                            ----            ----            ----             ----           ----
Total revenue                            $  96,927       $  83,069       $  61,986        $  48,307     $  23,354
Income before minority interest             37,723          37,847          35,087           31,085        14,351
Net income                                  34,068          34,232          34,587           30,646        14,156
Diluted earnings per share                    1.31            1.34            1.37             1.26          0.94
Cash dividends declared per share             1.52            1.47            1.42             1.23          1.02
Total assets                               683,991         617,128         499,129          376,962       346,870
Total debt                                 272,799         208,909         133,064           30,186         2,420
OTHER DATA:
Funds from operations                       63,030          55,263          45,723           39,663        18,109
Cash provided by operating activities       55,092          58,590          46,448           38,896        17,321
Cash used by investing activities          (65,932)       (140,751)        (74,518)         (74,028)     (235,296)
Cash provided (used) by financing            8,723          28,357          83,325           (7,838)      242,296
   activities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, UNLESS OTHERWISE STATED)

THE COMPANY

Incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1998 filed as Exhibit 13.1 to this Form 10-K.

RFS, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Total revenues increased $6.3 million or 3.2% to $203.1 million for the year ended December 31, 1998 compared to $196.8 million for the year ended December 31, 1997. The increase in hotel revenues was attributable, on a same store basis, as compared to the 1997 period, to the average daily rate increasing approximately $4 to $80 while occupancy declined 1.0 percentage point to 74.8%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) decreased $0.7 million or 4.9% from $15.2 million to $14.5 million reflecting improved operating performance of the hotels on a same store basis offset by the loss of six hotels sold during 1998.

         Management and consulting fees decreased 21% to $1.3 million reflecting the termination of five management contracts during 1998 that were active throughout 1997, partially offset by the impact of two new contracts. Other fees and income increased $3.2 million primarily reflecting $2.7 million of revenue attributable to lease termination fees on the hotels that were sold in 1998, and $0.5 million of revenue generated through various partnership interests.

         General and administrative expenses, as well as, depreciation and amortization expense increased nominally.

         The provision for income taxes in 1998 reflects a 39.1% effective tax rate (the consolidated effective tax rate for Promus Hotel Corporation in 1998) as compared to a 38.3% effective tax rate in 1997. The Company files a consolidated tax return with Promus Hotel Corporation.

Year Ended December 31, 1997 Compared with Year  Ended December 31, 1996

         Total revenues increased $45.3 million or 30% to $196.8 million for the year ended December 31, 1997 compared to $151.5 million for the year ended December 31, 1996. The increase in hotel revenues of $44.6 million was attributable to the net addition of four leased properties in 1996 that generated a full year of revenues in 1997 and the addition of eight leased properties in 1997. Additionally, on a same store basis as compared to the 1996 period, the average daily rate increased approximately $2 to $71 while occupancy declined 1.6 percentage points to 75.4%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased $4.1 million or 37% from $11.2 million to $15.2 million reflecting the addition of new properties and the improved operating performance of the hotels on a same store basis offset by increased lease payments to the Lessor attributable to increased revenues.

         Management and consulting fees increased 97% to $1.6 million principally reflecting the full year impact of eight management contracts that commenced in the first half of 1996. Other fees and income decreased nominally.

         General and administrative expenses increased 16% or $0.5 million primarily due increased staffing necessary to support the additional hotels. Depreciation and amortization increased reflecting the amortization of certain pre-opening costs associated with the leased hotels and a full year of amortization on the franchise application fees paid in 1996.

         The provision for income taxes in 1997 reflects a 38.3% effective tax rate (the consolidated effective tax rate for Doubletree Corporation in 1997) as compared to a 35% effective tax rate in 1996. The Company files a consolidated tax return with Doubletree.

LIQUIDITY AND CAPITAL RESOURCES

        The principal source of cash to the Lessee, other than capital contributions from Promus Hotel Corporation, will come from operations. Since inception, the Lessee has been able to meet its rent obligations under the Percentage Leases. During 1998, the Lessee generated cash flow from operations of $8.0 million as compared to $10.4 million during 1997, excluding the effect of a cash flow sharing agreement between Lessee and Promus Hotel Corporation. The decrease was principally attributable to a decrease in the Lessee's working capital, partially offset by a $1.1 million increase in net income. The Lessee expects that its cash flow from operations will be sufficient to meet its liquidity and capital requirements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Pursuant to the general instructions to Rule 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7a and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COMPANY

        Incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1998.

RFS, INC.

                    Report of Independent Public Accountants


To the Board of Directors and Stockholder of RFS, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of RFS, INC. AND SUBSIDIARY (a wholly-owned subsidiary of Promus Hotel Corporation) (the "Company") as of December 31, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of RFS, Inc. and subsidiary as of December 31, 1997 and for each of the two years then ended were audited by other auditors whose report dated January 23, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RFS, Inc. and subsidiary as of December 31, 1998 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Arthur Andersen LLP

Memphis, Tennessee,
February 5, 1999.

                            RFS, INC. AND SUBSIDIARY
            (a wholly-owned subsidiary of Promus Hotel Corporation)

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31
                                 (in thousands)



                                                                            1998           1997
                                                                          --------       --------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $  3,986       $  7,322
     Trade receivables, net of estimated uncollectible
        accounts of $80 and $110                                             6,854          4,300
     Inventory                                                                 203            206
     Prepaid expenses                                                        1,094            943
     Due from Parent                                                        24,883         13,567
                                                                          --------       --------
                TOTAL CURRENT ASSETS                                        37,020         26,338

 Investments                                                                19,964         19,724
 Note receivable                                                             1,529          1,529
 Leasehold improvements and office equipment, net
        of $616 and $526 accumulated depreciation                              253            284
 Capitalized franchise costs, net                                            2,032          2,303
 Deferred costs and other assets, net                                          720            790
                                                                          --------       --------
                TOTAL ASSETS                                              $ 61,518       $ 50,968
                                                                          ========       ========
             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                             $  7,576       $  7,723
        Percentage lease payable                                             9,425          8,901
                                                                          --------       --------
                TOTAL CURRENT LIABILITIES                                   17,001         16,624

DEFERRED INCOME TAXES                                                          442             70

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDER'S EQUITY:
        Common  stock, no par value; 5,000 shares authorized;
           100 shares issued and outstanding                                   282            282
        Additional paid-in capital                                          18,500         18,500
        Unearned employee compensation                                          --            (70)
        Accumulated other comprehensive income,
           net of income taxes                                                 (54)           112
        Retained  earnings                                                  25,347         15,450
                                                                          --------       --------
                TOTAL STOCKHOLDER'S EQUITY                                  44,075         34,274
                                                                          --------       --------

                TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 61,518       $ 50,968
                                                                          ========       ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                            RFS, INC. AND SUBSIDIARY
            (a wholly-owned subsidiary of Promus Hotel Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

                                 (in thousands)


                                                        1998               1997             1996
                                                      --------          --------         --------
REVENUES:
   Hotel revenue                                      $196,749          $193,282         $148,699
   Management and consulting fees                        1,267             1,611              817
   Other                                                 5,061             1,868            1,987
                                                      --------          --------         --------
               Total revenues                          203,077           196,761          151,503
                                                      --------          --------         --------

COSTS AND EXPENSES:
   Hotel expenses:
     Salaries and benefits                              42,790            43,173           35,355
     Franchise costs                                    13,874            13,183           10,153
     Advertising and promotions                          3,075             3,199            2,089
     Utilities                                           7,962             8,368            7,090
     Repairs and maintenance                             4,159             4,240            3,631
     Leases, insurance and taxes                         1,331             1,317            1,018
     Other operating costs                              25,515            24,518           18,063
                                                      --------          --------         --------

                                                        98,706            97,998           77,399

   General and administrative                            4,027             3,972            3,430
   Depreciation and amortization                           554               460              266
   Percentage lease expense                             83,550            80,049           60,148
                                                      --------          --------         --------

               Total operating expenses                186,837           182,479          141,243
                                                      --------          --------         --------

   Income before income taxes                           16,240            14,282           10,260

               Income taxes                              6,343             5,470            3,592
                                                      --------          --------         --------

   NET INCOME                                         $  9,897          $  8,812         $  6,668
                                                      ========          ========         ========


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
            (a wholly-owned subsidiary of Promus Hotel Corporation)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (in thousands)



                                                                                                     Additional      Unearned
                                                                        Comprehensive    Common       Paid-in        Employee
                                                                           Income         Stock       Capital       Compensation
                                                                        ------------     ------     ----------      ------------
Balances, December 31, 1995                                                               $282        $    --          $(211)
    Contribution of paid-in capital                                                         --         18,500             --
    Amortization of unearned employee compensation                                          --             --             70
    Comprehensive income - 1996 -
       Net income                                                          $6,668           --             --             --
       Other comprehensive income, net of tax:
          Change in unrealized gain on
              marketable equity securities, net of tax of $61                  92           --             --             --
                                                                           ------         ----        -------          -----

Balances, December 31, 1996                                                 6,760          282         18,500           (141)
                                                                           ======
    Amortization of unearned employee compensation                                          --             --             71
    Comprehensive income - 1997 -
       Net income                                                           8,812           --             --             --
       Other comprehensive income, net of tax:
          Change in unrealized gain on
              marketable equity securities, net of tax of $9                   (2)          --             --             --
                                                                           ------         ----        -------          -----

Balances, December 31, 1997                                                 8,810          282         18,500            (70)
                                                                           ======
    Amortization of unearned employee compensation                                          --             --             70
    Comprehensive income - 1998 -
       Net income                                                           9,897           --             --             --
       Other comprehensive income, net of tax:
          Change in unrealized gain on
              marketable equity securities, net of tax of $(104)             (166)          --             --             --
                                                                           ------         ----        -------          -----

Balances, December 31, 1998                                                $9,731         $282        $18,500          $  --
                                                                           ======         ====        =======          =====

                                                                      Accumulated
                                                                         Other           Retained
                                                                      Comprehensive      Earnings
                                                                         Income          (Deficit)       Total
                                                                      ------------       --------       -------
Balances, December 31, 1995                                             $   22           $   (30)       $    63
    Contribution of paid-in capital                                         --                --         18,500
    Amortization of unearned employee compensation                          --                --             70
    Comprehensive income - 1996 -
       Net income                                                           --             6,668          6,668
       Other comprehensive income, net of tax:
          Change in unrealized gain on
              marketable equity securities, net of tax of $61               92                --             92
                                                                        ------           -------        -------

Balances, December 31, 1996                                                114             6,638         25,393

    Amortization of unearned employee compensation                          --                --             71
    Comprehensive income - 1997 -
       Net income                                                           --             8,812          8,812
       Other comprehensive income, net of tax:
          Change in unrealized gain on
              marketable equity securities, net of tax of $9                (2)               --             (2)
                                                                        ------           -------        -------

Balances, December 31, 1997                                                112            15,450         34,274

    Amortization of unearned employee compensation                          --                --             70
    Comprehensive income - 1998 -
       Net income                                                           --             9,897          9,897
       Other comprehensive income, net of tax:
          Change in unrealized gain on
              marketable equity securities, net of tax of $(104)          (166)               --           (166)
                                                                        ------           -------        -------

Balances, December 31, 1998                                             $  (54)          $25,347        $44,075
                                                                        ======           =======        =======


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
            (a wholly-owned subsidiary of Promus Hotel Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31
                                 (in thousands)


                                                                             1998          1997           1996
                                                                          ---------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   9,897      $   8,812      $   6,668
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                           554            460            290
        Provision for bad debts                                                 (30)            48             22
        Equity in earnings of unconsolidated affiliates                        (509)            --             --
        Changes in operating assets and liabilities:
        Increase in accounts receivable                                      (2,524)          (668)        (1,159)
        Increase in due from parent                                         (11,316)       (11,818)        (1,749)
        Increase in other assets                                               (202)          (737)          (127)
        Increase in accounts payable and accrued expenses                       853          2,497            270
                                                                          ---------      ---------      ---------
        Net cash (used in) provided by
             operating activities                                            (3,277)        (1,406)         4,215
                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in RFS Hotel Investors, Inc.                                       --             --        (18,500)
   Investments in partnerships and ventures                                      --             --           (175)
   Distributions from partnerships and ventures                                  --              1              2
   Franchise application fees                                                    --             --         (2,626)
   Purchase of furniture and equipment                                          (59)           (79)           (79)
   Loan to owners of managed hotels                                              --             --         (3,000)
   Collection of loan to owners of managed hotels                                --          1,471             --
   Increase in deferred cost and other assets                                    --             --            (90)
                                                                          ---------      ---------      ---------
        Net cash (used in) provided by
          investing activities                                                  (59)         1,393        (24,468)
                                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contribution of paid-in capital from parent                                   --             --         18,500
   Payments on notes payable                                                     --           (325)           175
                                                                          ---------      ---------      ---------
        Net cash (used in) provided by
          financing activities                                                   --           (325)        18,675
                                                                          ---------      ---------      ---------
        Net decrease in cash                                                 (3,336)          (338)        (1,578)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                          7,322          7,660          9,238
                                                                          ---------      ---------      ---------

   End of year                                                            $   3,986      $   7,322      $   7,660
                                                                          =========      =========      =========


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
            (a wholly-owned subsidiary of Promus Hotel Corporation)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


1.      ORGANIZATION AND PRESENTATION:

        Effective February 27, 1996, RFS, Inc. (the "Company") became a wholly-owned subsidiary of Doubletree Corporation ("Doubletree") in a transaction accounted for as a pooling of interests. The Company generates substantially all of its revenue from operating and managing leased hotels owned by RFS Partnership, L.P. (the "Partnership"). The Partnership is 90.5% owned by RFS Hotel Investors, Inc. (the "REIT"). On December 19, 1997, Doubletree became a wholly-owned subsidiary of Promus Hotel Corporation ("Promus" or "Parent") pursuant to a merger transaction in which each outstanding share of Doubletree common stock was exchanged for one share of Promus common stock. The Company's wholly-owned subsidiary, RFS Leasing, Inc., leases and manages 15 hotels owned by RFS Financing Partnership, L.P., a special purpose entity wholly-owned by RFS Hotel Investors, Inc.

        Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to the Company under individual lease agreements (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the February 27, 1996 merger with Doubletree, the Company amended each of the individual Percentage Leases. The significant amendments include extending the terms of the leases, clarifying the Company's and the Partnership's responsibilities with respect to repairs and maintenance at the hotels and clarifying certain other provisions of the Percentage Leases. These provisions include the Partnership granting the Company a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership.

        At December 31, 1998, the Company leased 51 hotels from the Partnership and operated 65 hotels. Four hotels leased by the Company are operated by other third party management companies. Two of the hotels operated by the Company are for unrelated entities. The Company leases and/or manages hotel properties in 26 states, primarily in the Southeast and Midwest and substantially all are affiliated with a nationally recognized franchise.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Cash, Cash Equivalents and Short-Term Investments-

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

        Inventories-

        Inventories consisting of food and beverages are stated at the lower of cost (generally first-in, first-out) or market.

        Receivable/Payable with Parent-

        The Company maintains an intercompany balance with its Parent based on available cash flows. This balance is due on demand and is non-interest bearing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         Investments-

         Investments in partnerships and joint ventures are accounted for using the equity method when the Company has a general partnership interest or its limited partnership interest exceeds 5% and the Company does not exercise control over the venture. Preferred stock investments are accounted for using the cost method. Marketable equity securities are classified as available-for-sale and recorded at fair value with unrealized gains or losses reflected in stockholder's equity.

         Leasehold Improvements and Office Equipment-

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

         Capitalized Franchise Costs-

         In connection with the Company's acquisition by Doubletree, franchise application fees were paid to franchisors of the Hotels. These fees are being amortized over the remaining lives of the franchise agreements. The recoverability of the franchise application fees is periodically evaluated to determine whether such costs will be realized from future operations.

         The initial cost of obtaining any new franchise licenses is paid by the Partnership, and the ongoing franchise fees are paid by the Company. These fees are usually computed as a percentage of room revenue in accordance with each hotel's franchise agreements and are expensed as incurred.

         Revenue Recognition-

         Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

         Percentage Lease Expenses-

         Lease expense is recognized as due to the Partnership under the Percentage Leases commencing on the date a lease is executed between the Partnership and the Company.

         Income Taxes-

         Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the new rate is enacted.

         The Company's parent, Promus Hotel Corporation, files a consolidated federal income tax return. Beginning in 1996, the intercompany settlement of taxes paid is based on an informal tax sharing agreement which allocates taxes to the Company based upon a proportionate allocation of Promus' consolidated current and deferred tax expenses in 1998 and 1997, and Doubletree's in 1996.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         Use of Estimates-

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

         Reclassifications-

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Recent Accounting Pronouncements-

         During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The change in the components of other comprehensive income is reported net of income taxes in the accompanying financial statements. Accumulated other comprehensive income is comprised solely of unrealized gains and losses on marketable equity securities.

3.       INVESTMENTS-

         Investments in RFS Hotel Investors, Inc.-

         The Company has the following investments in the REIT and its related entity, the Partnership (in thousands):

                                                         1998              1997
                                                        -------          -------
         RFS Hotel Investors, Inc.

            Series A Convertible Preferred Stock        $18,500          $18,500
            Common Stock                                    429              698

         RFS Partnership, L.P.

            Partnership Units                               841              841
                                                        -------          -------

                                                        $19,770          $20,039
                                                        =======          =======

         On February 27, 1996, the Company bought from the REIT 973,684 shares of Series A Convertible Preferred Stock for $18,500,000 or $19.00 per share. The Series A Preferred Stock has an initial preference value of $19.00 per share ("Stated Value"), a par value of $.01, and is senior to the REIT's common stock as to dividends and upon liquidation of the REIT. Each share of Series A Preferred Stock has one vote and is convertible into one share of the REIT's common stock after the seventh anniversary of issuance. The owners of Series A Preferred Stock are entitled to a $1.45 annual cumulative dividend per share. The Series A Preferred Stock has mandatory redemption rights upon the occurrence of certain events which are under the REIT's control. The REIT can redeem the Series A Preferred Stock after the seventh anniversary of issuance at the Stated Value, together with all accrued and unpaid dividends.

         The Company's investment in the Partnership units is carried at cost which is approximately $841,000 on 77,904 units owned. At present, there is no quoted market for the Partnership units. However, the Partnership units are convertible into REIT common stock. The Company also owns 35,000 shares of REIT common stock, which is carried at quoted market value.

         Investments in Partnerships-

         Information with respect to the Company's investments in partnerships at December 31, 1998 and 1997 is as follows:

                                                                                     Carrying value
                                                                                     (in thousands)
                                                   %             Type of          -------------------
             Entity                             Ownership        Interest         1998           1997
             ------                             ---------        --------         ----           ----

        Devonshire Associates                     10%             General         $  1           $   1
        SF Partners                                2%             General           --              --
        Highland Plaza Partners, Ltd.              5%             General            1               1
        DDP Partners, L.P.                         5%             General           10              12
                                                                                  ----           -----
                                                                                    12              14
        Shelby Distribution Partners, L.P.        33%             General          182            (329)
                                                                                  ----           -----
                                                                                  $194           $(315)
                                                                                  ====           =====

4.       NOTE RECEIVABLE:

         In June 1996, the Company obtained management agreements for eight hotel properties owned by entities unrelated to the Company. In connection with acquiring these contracts, the Company loaned $3,000,000 to the owners through an unsecured promissory note with interest at 10% per annum. During 1996, the note receivable was reduced by approximately $1,500,000 primarily from proceeds of new debt financing and two hotel property sales by the owners.

         On September 15, 1998, the owners of the hotels effectively terminated their management agreement with the Company. Pursuant to the note agreement, upon termination of the Company as manager of the hotels, the remaining principal balance with unpaid interest is due within one year from the date of termination. As of December 31, 1998, no payments have been made to the Company subsequent to the effective termination of the management contracts. Accrued unpaid interest was $192,000 and $40,000 at December 31, 1998 and 1997, respectively.

5.       PREFERRED AND COMMON STOCK:

         In connection with the Company's acquisition by Doubletree, the Company retired all of its then outstanding common stock and issued 100 new shares of common stock to Doubletree. In addition, Doubletree made an $18,500,000 capital contribution to the Company. The proceeds from this capital contribution were used by the Company to purchase Series A Preferred Stock issued by the REIT, as discussed in Note 3.

         In 1995, the Company granted a total of 12 shares of common stock to certain employees. These shares were recorded at the estimated fair value on the date of grant. Such vesting requirements are contingent upon the employees' continued employment with the Company. The value of the shares at the grant date was charged to compensation expense over the four-year period.

6.       INCOME TAXES:

         Effective December 19, 1997, the Company's results of operations are included in Promus' consolidated U.S. Federal income tax return. Prior to then, income taxes were the responsibility of the Company. Under the terms of a tax sharing agreement, the Company makes payments to its Parent for a proportionate allocation of its consolidated income tax expense based on statutory tax rates then in effect. The Company's deferred tax liabilities are primarily comprised of temporary differences related to income from joint ventures and taxes, other than income taxes.

         Income tax expense attributable to income consisted of the following (in thousands):

                                           1998       1997      1996
                                          ------     ------    ------

         Current
           Federal                        $5,222     $4,999    $3,592
           State                             645        471        --

         Deferred
           Federal                           424         --        --
           State                              52         --        --
                                          ------     ------    ------
                                          $6,343     $5,470    $3,592
                                          ======     ======    ======
         Income tax expense at
           federal statutory rate           35.0%      35.0%     35.0%

         State taxes, net of federal
           tax benefit                       4.1%       3.3%       --
                                          ------     ------    ------
                                            39.1%      38.3%     35.0%
                                          ======     ======    ======

         The Company remitted $6,343,000 and $5,470,000 to Promus for income tax payments for the years ended December 31, 1998 and 1997, respectively.

7.       COMMITMENTS AND CONTINGENCIES:

         The Company leases office space and equipment under noncancelable operating lease agreements expiring at varying intervals through 2002. The future minimum rental payments required under these leases as of December 31, 1998 were as follows (in thousands):

                        Year                   Amount
                        ----                   ------

                        1999                   $  312
                        2000                      315
                        2001                      315
                        2002                       79
                                               ------
                                               $1,021
                                               ======

         Rental expense, except for the lease expense described below, was approximately $301,000 for the years ended December 31, 1998 and 1997.

         The Company has future lease commitments to the Partnership under percentage leases through 2015. At December 31, 1998, minimum future rental payments under percentage leases were as follows (in thousands):


                        Year                    Amount
                        ----                   --------

                        1999                   $ 31,578
                        2000                     30,810
                        2001                     30,810
                        2002                     30,810
                        2003                     30,229
                        Thereafter               70,890
                                               --------
                                               $225,127
                                               ========

         The Company paid base rents of approximately $33,665,000 and $34,956,000 and percentage rents in excess of base rents of approximately $49,885,000 and $45,093,000 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997 the Company had a net payable to the Partnership of $9,425,000 and $8,901,000, respectively, for percentage rents and other transactions. The Company has management agreements with two hotel operators to manage four of the leased hotels. The management agreements have terms ranging from 10 to 20 years and provide for a fee based on a percentage of each hotel's revenue.

8.       RELATED PARTY TRANSACTIONS:

         The Company has an intercompany receivable from its Parent subject to an informal agreement where excess cash of the Company is transferred to the Parent. No interest is earned on this receivable.

         Certain of the partnerships in which the Company has an interest and certain former stockholders owed the company approximately $321,000 for advances and other transactions at December 31, 1998 and 1997.

         The Company has recognized, as income, approximately $1,529,000 and $1,564,000 of distributions received from the Partnership with respect to Series A Preferred Stock, Partnership units and REIT common stock owned by the Company for the years ended December 31, 1998 and 1997, respectively.

         The Company maintained a consulting agreement ("Agreement") with Hospitality Advisory Services, Inc. ("HAS"). The owners of HAS are officers of the REIT and were stockholders of the Company. The Agreement was terminated effective February 27, 1996 and was replaced with new consulting agreements with two former officers of the Company. These consulting agreements were terminated by the Company on February 27, 1997. Total fees paid on these consulting agreements were $35,000 in 1997.

9.       EMPLOYEE BENEFIT PLANS:

         The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all full-time employees of the Company who are 21 years of age and have completed at least one year of continuous service. The participants' maximum contributions are limited under applicable IRS regulations. The Company currently matches 50% of employee contributions to the plan, up to a maximum of 2% of employee compensation. Vesting in the employer contribution account is graduated over a seven year period. Contribution expense related to this plan was approximately $139,000 and $151,000 for the years ended December 31, 1998 and 1997, respectively.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, note receivable, due from Parent, investments in the REIT, investments in partnerships and ventures, accounts payable and accrued expenses and Percentage Lease payable, each as included in the balance sheets under such captions.

         With the exception of the note receivable and investments in partnerships and ventures, the carrying amounts of all other classes of financial instruments approximate fair value due to the short maturity of those instruments or, in the case of marketable equity securities, are carried at their estimated fair value.

         The Company has determined that the fair value of its note receivable is not significantly different from its carrying value based on interest rate and payment terms the Company would currently offer on notes with similar security to borrowers of similar creditworthiness. The fair value of the partnership interests, which is carried at cost, is estimated based upon the residual value to the Company in the respective partnership's net assets. Partnership units, which are convertible into REIT common stock, have a carrying value of $841,000 and an estimated fair value of approximately $1,270,000 and $1,553,000 at December 31, 1998 and 1997, respectively. Additionally, the fair value of the Series A Convertible Preferred Stock was $11,928,000 and $19,415,000 at December 31, 1998 and 1997, respectively, based on the quoted market value of the REIT's common stock.

11.      YEAR 2000:

         With the approach of the year 2000, there has been concern over the impact of this event on computer systems worldwide. The Company has assessed the impact of the year 2000 on its business and has developed a project plan to remediate its current status of systems not yet deemed year 2000 compliant. The Company spent $60,000 in 1998 on year 2000 system upgrades, and expects to spend approximately $340,000 in 1999 to complete its year 2000 compliance efforts.

         The Company has begun developing a formal contingency plan for year 2000 non-compliance and expects the contingency plan to be complete by the second quarter 1999. In the event of the Company's non-compliance, management does not believe there will be a significant adverse effect on its operations or reporting the results thereof.

         The Company and the hotels that it manages are also dependent on external businesses that supply them with goods and services such as front office hotel systems and utilities, as well as telephone, financial and food services. The Company is not able to control or ensure that all of these businesses will be year 2000 compliant and, accordingly, such lack of compliance may negatively affect the Company and its managed hotels.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the sections entitled "Election of Class III Directors" and "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days following the end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on April 28, 1999 (the "Proxy Statement"). See also Item 1. Business-Executive Officers.

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference:

             Report of Independent Accountants
             Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for years ended December 31,
                 1998, 1997 and 1996
             Consolidated Statements of Shareholders' Equity for years ended
                 December 31, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows for years ended December 31,
                 1998, 1997 and 1996
             Notes to Consolidated Financial Statements

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

         The following financial statements of RFS, Inc. are included in this report on Form 10-K:

             Independent Auditors' Report
             Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for years ended December 31,
                 1998, 1997 and 1996
             Consolidated Statements of Stockholder's Equity for years ended
                 December 31, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows for year ended December 31,
                 1998, 1997 and 1996 Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K

         No filings of Form 8-K were made during the last quarter of 1998.

(c)      Exhibits

         Exhibit
         Number            Exhibit
         -------           -------
           3.1     -       Second Restated Charter of the Registrant
                                    (previously filed as Exhibit 3.1 to the
                                    Company's Current Report on Form 8-K dated
                                    March 6, 1996 and incorporated herein by
                                    reference).

           3.2     -       By-Laws of the Registrant (previously filed as
                                    Exhibit 3.2 to the Company's Form S-11
                                    Registration Statement, Registration No.
                                    33-63696 and incorporated herein by
                                    reference).

           3.3     -       Second Amended and Restated Agreement of Limited
                                    Partnership of RFS Partnership, L.P.,
                                    (previously filed as Exhibit 3.3 to the
                                    Company's Form S-3 Registration Statement,
                                    Registration No. 33-83450 and incorporated
                                    herein by reference).

           3.3(a)  -       Third Amended and Restated Agreement of Limited
                                    Partnership of RFS Partnership, L.P.,
                                    (previously filed as Exhibit 4.3 to the
                                    Company's Form S-3 Registration Statement,
                                    Registration No. 333-3307 and incorporated
                                    herein by reference).

           3.3(b)  -       Fourth Amended and Restated Agreement of Limited
                                    Partnership (previously filed as Exhibit
                                    3.3(b) to the Company's Form 10-K for the
                                    year ended December 31, 1996 and
                                    incorporated herein by reference).

          10.1     -       Consolidated Lease Amendment (previously filed as
                                    Exhibit 10.3 to the Company's current
                                    report on Form 8-K, dated February 27, 1996
                                    and incorporated herein by reference).

          10.2     -       Form of Future Percentage Lease (previously filed as
                                    Exhibit 10.4 to the Company's Current
                                    Report on Form 8-K, dated February 27, 1996
                                    and incorporated herein by reference).

         *10.2(a)  -       Schedule of terms of Percentage Leases

          10.3     -       Form of Sale and Purchase Agreement (previously filed
                                    as Exhibit 10.2 to the Company's Form 10-K
                                    for the year ended December 31, 1994 and
                                    incorporated herein by reference).

         *10.3(a)  -       Schedule of terms of Sale and Purchase Agreements

          10.4     -       Second Amended and Restated Employment Agreement
                                    between RFS Managers, Inc. and Robert M.
                                    Solmson (previously filed as Exhibit 10.4
                                    to the Company's Form 10-K for the year
                                    ended December 31, 1997, and incorporated
                                    herein by reference).

          10.6     -       Second Amended and Restated Employment Agreement
                                    between RFS Managers, Inc. and J. William
                                    Lovelace (previously filed as Exhibit 10.6
                                    to the Company's Form 10-K for the year
                                    ended December 31, 1997, and incorporated
                                    herein by reference).

          10.7     -       Second Amended and Restated Employment Agreement
                                    between RFS Managers, Inc. and Michael J.
                                    Pascal (previously filed as Exhibit 10.6 to
                                    the Company's Form 10-K for the year ended
                                    December 31, 1997, and incorporated herein
                                    by reference).

          10.9     -       Master Agreement, dated February 1, 1996 (previously
                                    filed as Exhibit 10.2 to the Company's
                                    Current Report on Form 8-K dated February
                                    27, 1996 and incorporated herein by
                                    reference).

          10.9(a)  -       First Amendment to Master Agreement dated as of
                                    November 21, 1996 (previously filed as
                                    Exhibit 10.9(a) to the Company's Form 10-K
                                    for the year ended December 31, 1996 and
                                    incorporated herein by reference).

          10.10    -       Indenture dated as of November 21, 1996 (previously
                                    filed as Exhibit 10.10 to the Company's
                                    Form 10-K for the year ended December 31,
                                    1996 and incorporated herein by reference).

          10.11    -       Form of Deed of Trust dated as of November 21, 1996
                                    (previously filed as Exhibit 10.11 to the
                                    Company's Form 10-K for the year ended
                                    December 31, 1996 and incorporated herein
                                    by reference).

          10.12    -       Second Amended and Restated Revolving Credit and
                                    Term Loan Agreement (previously filed as
                                    Exhibit 10.12 to the Company's Form 10-K
                                    for the year ended December 31, 1997 and
                                    incorporated herein by reference.)

         *10.13    -       Third Amended and Restated Revolving Credit Agreement

         *13.1     -       Relevant Portions of the Company's Annual Report to
                                    Shareholders for the year ended December 31, 1998

         *21.1     -       List of Subsidiaries of the Registrant

         *23.1     -       Consent of PricewaterhouseCoopers LLP

         *23.2     -       Consent of KPMG LLP

         *23.3     -       Consent of Arthur Andersen LLP

         *27.1     -       Financial Data Schedule (for SEC use only)

         ----------------
         * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RFS HOTEL INVESTORS, INC.



                           By: /s/ Robert M. Solmson
                               ---------------------
                               Robert M. Solmson
               Chairman of the Board and Chief Executive Officer

                              Date: March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                          TITLE                                   DATE


/s/ Robert M. Solmson
------------------------------
Robert M. Solmson                   Chairman of the Board,                  March 26, 1999
                                    Chief Executive Officer
                                    and President


/s/ Michael J. Pascal
------------------------------
Michael J. Pascal                   Chief Financial Officer                 March 26, 1999
                                    Secretary and Treasurer
                                    (principal financial and
                                    accounting officer)


/s/ H. Lance Forsdick
------------------------------
H. Lance Forsdick, Sr.              Director                                March 26, 1999


/s/ Bruce E. Campbell, Jr.
------------------------------
Bruce E. Campbell, Jr.              Director                                March 26, 1999


/s/ Michael E. Starnes
------------------------------
Michael E. Starnes                  Director                                March 26, 1999


/s/ John W. Stokes, Jr.
------------------------------
John W. Stokes, Jr.                 Director                                March 26, 1999


/s/ Harry W. Phillips, Sr.
------------------------------
Harry W. Phillips, Sr.              Director                                March 26, 1999


/s/ R. Lee Jenkins
------------------------------
R. Lee Jenkins                      Director                                March 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Director
of RFS Hotel Investors, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 1999, except for Note 12 as to which the date is February 16, 1999, appearing on page 19 of the 1998 Annual Report to Shareholders of RFS Hotel Investors, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                               PricewaterhouseCoopers LLP



Memphis, Tennessee
January 27, 1999, except for
  Note 12 as to which the
  date is February 16, 1999

                            RFS HOTEL INVESTORS, INC.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)
                             AS OF DECEMBER 31, 1998


                                                                            Cost Capitalize         Gross Amount at Which Carried
                                                    Initial Cost        Subsequent to Acquisition        at end of Period
                                              ------------------------  -------------------------   -----------------------------
                                                        Buildings and               Buildings and                   Buildings and
   Description              Encumbrances       Land     Improvements    Land         Improvements   Land            Improvements
   -----------              ------------       ----     -------------   ----        -------------   ----            -------------
Holiday Inn
     Clayton, MO               (1)            $1,599           $4,968                      $1,376   $1,599                 $6,344
Holiday Inn
     Columbia, SC              (1)               790            3,573                         456      790                  4,029
Holiday Inn Express
     Louisville, KY            (1)             1,328            3,808                         770    1,328                  4,578
Comfort Inn
     Marietta, GA              (2)               989            5,509                         129      989                  5,638
Holiday Inn
     Lafayette, LA             (1)               700            8,858                         806      700                  9,664
Residence Inn
     Kansas City, MO           (2)               392            5,344                          80      392                  5,424
Comfort Inn
     Ft Mill, SC               (2)               763            6,612                         138      763                  6,750
Hampton Inn
     Ft Lauderdale, FL         (1)               590            4,664                         242      590                  4,906
Holiday Inn Express
     Arlington Heights, IL     (1)               350            4,121                         393      350                  4,514
Hampton Inn
     Denver, CO                none              500            8,098                         360      500                  8,458
Holiday Inn Express
     Downers Grove, IL         (1)               400            5,784                         356      400                  6,140
Comfort Inn
     Farmington Hills, MI      (2)               525            4,118                         186      525                  4,304
Hampton Inn
     Indianapolis, IN          (2)               475            8,008                         262      475                  8,270
Hampton Inn
     Lincoln, NE               (1)               350            4,829                         304      350                  5,133
Hampton Inn
     Bloomington, MN           (2)               375            8,657                         174      375                  8,831
Holiday Inn Express
     Bloomington, MN           (1)               780            6,910    $152                 191      932                  7,101
Hampton Inn
     Minnetonka, MN            (1)               475            5,066                         126      475                  5,192
Hampton Inn
     Oklahoma City, OK         (2)               530            6,826                         418      530                  7,244
Hampton Inn
     Omaha, NE                 (2)               450            6,362                         445      450                  6,807
Hampton Inn
     Tulsa, OK                 (1)               350            5,715                         405      350                  6,120


                                                          Life upon Which
            Accumulated       Net Book                    Depreciation in
            Depreciation       Value                       Latest Income
           Buildings and    Buildings and      Date of     Statement is
Total       Improvements    Improvements     Acquisition    Calculated
-----       ------------    ------------     -----------    ----------
 $7,943           $1,587           $4,757       1993            40

  4,819              535            3,494       1993            40

  5,906              575            4,003       1993            40

  6,627              711            4,927       1993            40

 10,364            1,218            8,446       1993            40

  5,816              664            4,760       1994            40

  7,513              794            5,956       1994            40

  5,496              565            4,341       1994            40

  4,864              501            4,013       1994            40

  8,958              947            7,511       1994            40

  6,540              679            5,461       1994            40

  4,829              482            3,822       1994            40

  8,745              935            7,335       1994            40

  5,483              575            4,558       1994            40

  9,206              998            7,833       1994            40

  8,033              801            6,300       1994            40

  5,667              587            4,605       1994            40

  7,774              804            6,440       1994            40

  7,257              753            6,054       1994            40

  6,470              682            5,438       1994            40


                                    continued

                            RFS HOTEL INVESTORS, INC.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)
                             AS OF DECEMBER 31, 1998


                                                                            Cost Capitalize         Gross Amount at Which Carried
                                                    Initial Cost        Subsequent to Acquisition        at end of Period
                                              ------------------------  -------------------------   -----------------------------
                                                        Buildings and               Buildings and                   Buildings and
   Description              Encumbrances       Land     Improvements    Land         Improvements   Land            Improvements
   -----------              ------------       ----     -------------   ----        -------------   ----            -------------
Hampton Inn
     Warren, MI                (1)           $  500           $ 2,814                      $  205   $  500               $  3,019
Holiday Inn Express
     Wauwatosa, WI             (2)              700             4,926                         437      700                  5,363
Residence Inn
     Fishkill, NY          $1,820             2,280            10,484                         155    2,280                 10,639
Residence Inn
     Providence, RI            (2)            1,385             7,742                         240    1,385                  7,982
Residence Inn
     Tyler, TX                 (1)              855             6,212                         219      855                  6,431
Hampton Inn
     Memphis, TN               (2)              980             6,157                          61      980                  6,218
Residence Inn
     Ft Worth, TX              (2)              985            10,726                         104      985                 10,830
Residence Inn
     Wilmington, DE            (1)            1,100             8,488                         404    1,100                  8,892
Residence Inn
     Torrance, CA              (1)            2,600            17,789                         779    2,600                 18,568
Residence Inn
     Ann Arbor, MI             (2)              525             4,461    227                3,192      752                  7,653
Holiday Inn
     Flint, MI                 (1)            1,220            11,994                         307    1,220                 12,301
Residence Inn
     Charlotte, NC             (2)              850             3,844    159                  174    1,009                  4,018
Hawthorn Suites
     Atlanta, GA               (1)            3,000            12,886                         740    3,000                 13,626
Holiday Inn Express
     Austin, TX                (2)              500             4,737                         101      500                  4,838
Hampton Inn
     Lakewood, CO              (2)              957             6,790                          86      957                  6,876
Hampton Inn
     Hattiesburg, MS           (2)              785             4,653                       1,517      785                  6,170
Hampton Inn
     Laredo, TX                (1)            1,037             4,116                          (3)   1,037                  4,113
Residence Inn
     Atlanta, GA               none           1,306            10,200                         132    1,306                 10,332
Holiday Inn
     Crystal Lake, IL          (2)            1,685            10,932                          85    1,685                 11,017
Residence Inn
     Orlando, FL               (2)            1,045             8,880                          97    1,045                  8,977

                                                          Life upon Which
            Accumulated       Net Book                    Depreciation in
            Depreciation       Value                       Latest Income
           Buildings and    Buildings and      Date of     Statement is
Total       Improvements    Improvements     Acquisition    Calculated
-----       ------------    ------------     -----------    ----------
$ 3,519          $  334           $ 2,685       1994            40

  6,063             588             4,775       1994            40

 12,919           1,165             9,474       1994            40

  9,367             865             7,117       1994            40

  7,286             698             5,733       1994            40

  7,198             657             5,561       1994            40

 11,815           1,142             9,688       1994            40

  9,992             930             7,962       1994            40

 21,168           1,943            16,625       1994            40

  8,405             582             7,071       1994            40

 13,521           1,264            11,037       1994            40

  5,027             409             3,609       1994            40

 16,626           1,329            12,297       1994            40

  5,338             478             4,360       1995            40

  7,833             654             6,222       1995            40

  6,955             533             5,637       1995            40

  5,150             351             3,762       1995            40

 11,638             834             9,498       1995            40

 12,702             891            10,126       1995            40

 10,022             724             8,253       1995            40

                                   continued

                            RFS HOTEL INVESTORS, INC.
        SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                                 (IN THOUSANDS)
                             AS OF DECEMBER 31, 1998


                                                                            Cost Capitalize         Gross Amount at Which Carried
                                                    Initial Cost        Subsequent to Acquisition        at end of Period
                                             ------------------------   -------------------------   -----------------------------
                                                        Buildings and               Buildings and                   Buildings and
   Description              Encumbrances       Land     Improvements    Land         Improvements   Land            Improvements
   -----------              ------------     ----       -------------   ----        -------------   ----            -------------
Residence Inn
     Sacramento, CA              (2)         $1,000           $13,122                        $135    $1,000               $13,257
Doubletree Hotel
     Del Mar, CA                 (2)          1,500            13,535                          64     1,500                13,599
Hampton Inn
     Plano, TX                   (1)            959             5,178                          17       959                 5,195
Courtyard by Marriott
     Flint, MI                   (1)            600             4,852                         179       600                 5,031
Hampton Inn
     Sedona, AZ                 none          1,464             3,858                          18     1,464                 3,876
Hampton Inn
     Chandler, AZ               none            485             3,950                           1       485                 3,951
Hampton Inn
    Houston, TX                  (1)            606             4,919                           0       606                 4,919
Sheraton Hotel
     Milpitas, CA                (2)          5,253            23,169                           0     5,253                23,169
Sheraton Four Points
     Sunnyvale, CA               (2)            785            22,401                           0       785                22,401
Sheraton Four Points
     Pleasant, CA                (2)          1,935            19,251                           0     1,935                19,251
Sheraton Four Points
     Bakersfield, CA             (2)          1,390             7,554                           1     1,390                 7,555
Beverly Heritage
     Milpitas, CA              none           5,250            25,118                          64     5,250                25,182
Sheraton Hotel
     Birmingham, AL          $5,000           3,108            13,491    (5)                    3     3,103                13,494


                                                         Life upon Which
            Accumulated       Net Book                   Depreciation in
           Depreciation        Value                      Latest Income
           Buildings and    Buildings and     Date of     Statement is
 Total     Improvements     Improvements    Acquisition    Calculated
 -----     ------------     ------------    -----------    ----------

$14,257          $  987          $12,270       1996            40

 15,099             901           12,698       1996            40

  6,154             324            4,871       1996            40

  5,631             260            4,771       1996            40

  5,340             136            3,740       1997            40

  4,436             155            3,796       1997            40

  5,525             237            4,682       1997            40

 28,422           1,158           22,011       1997            40

 23,186           1,120           21,281       1997            40

 21,186             962           18,289       1997            40

  8,945             378            7,177       1997            40

 30,432             996           24,186       1997            40

 16,597             422           13,072       1997            40



                                   continued

                            RFS HOTEL INVESTORS, INC.
        SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                                 (IN THOUSANDS)
                             AS OF DECEMBER 31, 1998


                                                                            Cost Capitalize         Gross Amount at Which Carried
                                                  Initial Cost          Subsequent to Acquisition        at end of Period
                                             ------------------------   -------------------------   -----------------------------
                                                        Buildings and               Buildings and                   Buildings and
   Description              Encumbrances     Land       Improvements    Land         Improvements   Land            Improvements
   -----------              ------------     ----       -------------   ----        -------------   ----            -------------
Residence Inn
     Jacksonville, FL           none         $ 1,339         $  4,990                         $(6)   $ 1,339             $  4,984
Residence Inn
     West Palm Beach, FL        none           1,293            4,025                                  1,293                4,025
Hampton Inn
     Jacksonville, FL           none           1,047            4,375                                  1,047                4,375
Homewood Suites
     Chandler, AZ               none             485            4,601                                    485                4,601
Hotel Rex
     San Francisco, CA          none           3,000           11,039                                  3,000               11,039
Ramada Inn
     San Francisco, CA       $19,062           3,007           28,308                                  3,007               10,677
TownPlace Suites
     Ft. Worth, TX              none             753            4,721                                    753                4,721
Unimproved land
     Crystal Lake, IL           none             252                                                     252
Unimproved land
     Olathe, KS                 none             500                                                     500
Unimproved land
     Miami, FL                  none             914                                                     914
Unimproved land
     Miami, FL                  none             836                                                     836


                             -----------------------------------------------------------------------------------------------------
     Totals                  $25,882         $74,767         $499,118   $533              $17,125    $75,300              $498,612
                             =====================================================================================================

                                                          Life upon Which
            Accumulated       Net Book                    Depreciation in
            Depreciation       Value                       Latest Income
           Buildings and    Buildings and      Date of     Statement is
 Total      Improvements     Improvements    Acquisition    Calculated
 -----      ------------     ------------    -----------    ----------
$  6,323        $   145          $  4,839       1997             40

   5,318             83             3,942       1998             40

   5,422             90             4,285       1998             40

   5,086             84             4,517       1998             40

  14,039            184            10,855       1998             40

  13,684            593            10,084       1998             40

   5,474                            4,721       1998             40

     252                                0       1995            n/a

     500                                0       1995            n/a

     914                                0       1997            n/a

     836                                0       1997            n/a


-----------------------------------------
$573,912        $40,979          $457,633
=========================================

(1) Property is collateral for the Line of Credit.
(2) Property is collateral for long-term, fixed rate debt.