Form 10-Q/A
period 1998-03-31
RFS HOTEL INVESTORS INC
filed 1999-05-12
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-2

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

                            RFS HOTEL INVESTORS, INC.
                                      INDEX

                                                                                         Form 10-Q/A-2
                                                                                             Report
                                                                                              Page
                                                                                              ----
PART I. FINANCIAL INFORMATION

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

7. CHANGE IN ACCOUNTING PRINCIPLE. The Financial Accounting Standards Board's Emerging Issues Task Force has rescinded EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). The Company filed a Form 10-Q/A on September 21, 1998 to amend and restate the first quarter results of 1998 in accordance with EITF 98-9. This Form 10-Q/A-2 amends and restates the first quarter results of 1998 to reflect the rescission of EITF 98-9. The financial statements herein are the same as the financial statements originally filed May 7, 1998 on Form 10-Q for the first quarter of 1998.

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

CHANGE IN ACCOUNTING PRINCIPLE

         The Financial Accounting Standards Board's Emerging Issues Task Force has rescinded EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). The Company filed a Form 10-Q/A on September 21, 1998 to amend and restate the first quarter results of 1998 in accordance with EITF 98-9. This Form 10-Q/A-2 amends and restates the first quarter results of 1998 to reflect the rescission of EITF 98-9. The financial statements herein are the same as the financial statements originally filed May 7, 1998 on Form 10-Q for the first quarter of 1998.

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


May 12, 1999                        /s/ Michael J. Pascal
----------------------              --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


May 12, 1999                        /s/ Robert M. Solmson
----------------------              --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer