Form 10-Q
period 1999-03-31
RFS HOTEL INVESTORS INC
filed 1999-05-13
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                            X Yes        No

      The number of shares of Registrant's Common Stock, $.01 par value, outstanding on March 31, 1999 was 25,005,946.

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

     Item 1.      Financial Statements

                  RFS Hotel Investors, Inc.

                  Consolidated Balance Sheets - March 31, 1999 and
                           December 31, 1998                                                                3

                  Consolidated Statements of Income - For the three months ended
                           March 31, 1999 and March 31, 1998                                                4

                  Consolidated Statements of Cash Flows - For the three months ended
                           March 31, 1999 and 1998                                                          5

                  Notes to Consolidated Financial Statements                                                6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                            8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               16


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                                         16

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,         DECEMBER 31,
                                                                       1999                1998
                                                                     ---------          ---------
                                                                    (unaudited)
ASSETS

Investment in Hotel Properties, net                                  $ 624,430          $ 624,730
Hotels under development                                                21,875             18,289
Cash and cash equivalents                                                5,458              2,014
Restricted cash                                                            679              7,809
Accounts receivable-Lessees                                             12,598             10,656
Notes receivable                                                         4,938              4,949
Deferred expenses, net                                                   5,103              5,216
Prepaid and other assets                                                 6,967              8,818
Escrow deposits                                                          1,510              1,510
                                                                     ---------          ---------
                                                                     $ 683,558          $ 683,991
                                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                $   6,175          $   5,320
Accrued real estate taxes                                                3,577              2,961
Borrowings on line of credit                                            85,307             82,307
Long-term obligations                                                  187,025            190,492
Minority interest                                                       35,851             35,974
                                                                     ---------          ---------
                                                                       317,935            317,054
                                                                     ---------          ---------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                                  10                 10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 25,115,946 and 24,986,946 shares outstanding               251                251
  Paid-in capital                                                      374,959            374,959
  Treasury stock, 110,000 shares                                        (2,012)            (2,012)
  Distributions in excess of income                                     (6,027)            (4,468)
  Unearned directors' and officers' compensation                        (1,558)            (1,803)
                                                                     ---------          ---------
          Total shareholders' equity                                   365,623            366,937
                                                                     ---------          ---------
                                                                     $ 683,558          $ 683,991
                                                                     =========          =========

                   The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE           FOR THE
                                                     3 MONTHS          3 MONTHS
                                                      ENDED             ENDED
                                                     03/31/99          03/31/98
                                                     --------          --------
                                                    (unaudited)       (unaudited)
Revenue:
  Leases                                             $ 23,515          $ 22,023
  Other                                                   211                86
                                                     --------          --------
          Total revenue                                23,726            22,109
                                                     --------          --------
Expenses:
  Real estate taxes and property and
    casualty insurance                                  2,364             2,488
  Depreciation                                          5,602             4,918
  Amortization of franchise fees and
     unearned compensation                                275               229
  Compensation                                            495               594
  Franchise taxes                                          45                45
  General and administrative                              517               806
  Gain on sale of a hotel property                                         (523)
  Lease termination fee                                   239
  Amortization of loan costs                              276               243
  Interest expense, net                                 4,624             3,548
                                                     --------          --------
          Total expenses                               14,437            12,348
                                                     --------          --------

Income before minority interest                         9,289             9,761

Minority interest                                        (865)             (936)
                                                     --------          --------
Net income                                              8,424             8,825

Preferred stock dividends                                (348)             (348)
                                                     --------          --------
Net income applicable to common shareholders         $  8,076          $  8,477
                                                     ========          ========
Basic earnings per share                                 0.32              0.35

Diluted earnings per share                               0.32              0.35

Weighted average common shares                         25,006            24,380


                   The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            FOR THE THREE      FOR THE THREE
                                                                MONTHS             MONTHS
                                                              MARCH 31,          MARCH 31,
                                                                 1999              1998
                                                               --------          --------
                                                             (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income                                                   $  8,424          $  8,825
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 6,153             5,390
    Income allocated to minority interest                           865               936
    Gain on sale of a hotel property                                                 (523)
    Write-off of old loan costs                                                       129
    Changes in assets and liabilities:
      Accounts receivable-Lessees                                (1,942)           (2,279)
      Prepaids and other assets                                   1,851              (968)
      Accounts payable and other liabilities                      1,471            (2,128)
                                                               --------          --------
            Net cash provided by operating activities            16,822             9,382
                                                               --------          --------
Cash flows from investing activities:
  Investment in hotel properties and hotels
        under development                                        (8,888)          (14,359)
  Restricted cash                                                 7,130
  Proceeds from sale of hotel property                                              2,940
                                                               --------          --------
           Net cash used by investing activities                 (1,758)          (11,419)
                                                               --------          --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                       11,040
  Purchase of treasury stock                                                       (2,012)
  Distributions to common and preferred shareholders             (9,983)           (9,494)
  Distributions to limited partners                                (988)             (964)
  Borrowings on revolving credit agreement                        3,000            15,000
  Redemption of limited partnership units                                             (37)
  Payments on debt and bonds                                     (3,467)           (1,288)
  Collections on notes receivable                                    11
  Loan fees paid                                                   (193)             (119)
                                                               --------          --------
            Net cash provided by financing activities           (11,620)           12,126
                                                               --------          --------
Net increase (decrease) in cash and cash equivalents              3,444            10,089
Cash and cash equivalents at beginning of period                  2,014             4,131
                                                               --------          --------
Cash and cash equivalents at end of period                     $  5,458          $ 14,220
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

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. (the "Company") was incorporated in Tennessee on June 1, 1993, and is a self-administered real estate investment trust ("REIT"). The Company contributed substantially all of the net proceeds of its public offerings to RFS Partnership, L.P. (the "Partnership") in exchange for the sole general partnership interest in the Partnership. The Partnership began operations in August 1993. At March 31, 1999, the Company owned approximately 90.6% of the Partnership. RFS Managers, Inc. ("Managers") a wholly-owned subsidiary of the Company, was formed effective January 1, 1995 to provide management services to the Company. During 1996, RFS Financing Partnership, L.P., ("FPLP"), a bankruptcy remote, single purpose Tennessee limited partnership, was formed to issue commercial mortgage bonds (the "Bonds"). The Company owns 100% of FPLP. During 1997, Ridge Lake General Partners, Inc. ("RLGP") was formed to purchase a hotel. The Company owns approximately 95% of RLGP. In June 1998, the Company purchased a 75% interest in Wharf Associates Partnership ("Wharf") which owns a hotel in California. In December 1998, RFS SPE 1 1998, LLC, ("SPE 1"), and RFS SPE 2 1998, LLC, ("SPE 2"), bankruptcy remote, single-purpose limited liability companies, were formed to effect a debt financing of ten hotel properties. The Company owns 100% of SPE 1 and SPE 2.

The Company, through its subsidiary partnerships, acquires or develops and owns hotel properties which are leased to third parties.

  These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1998 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On April 28, 1999, the Company declared a $.385 dividend on each share of Common Stock outstanding to shareholders of record on May 10, 1999. The dividend will be paid on May 17, 1999.

3. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:

                                                           For the Three Months Ended
                                                         --------------------------------
                                                         March 31, 1999    March 31, 1998
                                                         --------------    --------------
         BASIC EPS:
         Net income                                         $  8,424          $  8,825
         Less dividends declared on preferred stock             (348)             (348)
                                                            --------          --------
                                                            $  8,076          $  8,477
                                                            ========          ========

         Weighted average common shares outstanding           25,006            24,380
                                                            $   0.32          $   0.35
         DILUTED EPS:
         Net income                                         $  8,424          $  8,825
         Less dividends declared on preferred stock             (348)             (348)
                                                            --------          --------
                                                            $  8,076          $  8,477
                                                            ========          ========
         Weighted average common shares outstanding           25,006            24,380
         Preferred shares outstanding                             --                --
         Potential dilutive shares                                --               121
                                                            --------          --------
         Weighted average common shares
         and potential dilutive shares outstanding            25,006            24,501
                                                            $   0.32          $   0.35

The preferred shares are anti-dilutive and thus are not considered in the calculation of diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements containing the words "believes," "anticipates," "expects" and similar words. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements, including those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Attention should be paid to the various factors identified or incorporated by reference in this report which could cause actual results to differ, including, but not limited to those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and "Acquisition Strategy," "Internal Growth Strategy," "Business Issues," "Competition," "Environmental Issues," "Tax Status," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

BACKGROUND

The following chart summarizes information regarding the 60 hotels (the "Hotels") owned at March 31, 1999:

                                         Number of                         Number of
Franchise Affiliation                 Hotel Properties                   Rooms/Suites
---------------------                 ----------------                   ------------
Full Service Hotels:
         Holiday Inn  .........................6............................1,208
         Sheraton Hotels
         and Sheraton Four Points .............5............................1,018
         DoubleTree............................1..............................220
         Ramada Plaza..........................1..............................234
         Independent.........................  2...........................   290
                                              --                            -----
                  Sub-total...............    15............................2,970
                                              --                            -----
Extended Stay Hotels:
         Residence Inn by Marriott............14............................1,847
         Homewood Suites.......................1...............................83
         TownePlace Suites.....................1...............................95
         Hawthorn Suites.....................  1...........................   280
                                              --                            -----
                  Sub-total...................17............................2,305
                                              --                            -----
Limited Service Hotels:
         Hampton Inn..........................19............................2,364
         Courtyard by Marriott.................1..............................102
         Holiday Inn Express...................5..............................637
         Comfort Inn...........................3..............................472
                                              --                            -----
                  Sub-total...................28............................3,575
                                              --                            -----
                  Total.......................60............................8,850
                                              ==                            =====

The following chart summarizes ownership history for the periods presented:

                                                                     1999        1998
                                                                     ----        ----
         Hotels owned at beginning of year                             60          60
         Acquisitions and developed Hotels placed into service                      2
         Sales                                                                     (1)
                                                                     ----        ----
         Hotels owned at March 31, 1999 and 1998                       60          61
                                                                     ====        ====

         The Hotels are located in 24 states. Management believes it is prudent to diversify geographically and among franchise brands.

         The Partnership leases all except four of the Hotels to third parties (collectively, the "Lessees") pursuant to leases (the "Percentage Leases") which provide for annual rent equal to the greater of (i) fixed base rent, or (ii) rent payments based on percentages of the Hotels' revenues. Base rent is payable monthly. Percentage rent is payable quarterly. Four hotels are not leased and are operated by third parties pursuant to management agreements. One of the Lessees has a right of first refusal, subject to certain exceptions, to lease hotels acquired by the Partnership, through February 27, 2006.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 to 1998.

Increases in lease revenue for the three months ended March 31, 1999 over 1998 are due to increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 58 of the 60 hotels owned at March 31, 1999 were owned by the Partnership throughout both periods; it excludes two new hotels:

                     Actual                           Pro Forma
                     ------                           ---------
                                     % Increase                       % Increase
                 1999        1998    (Decrease)   1999        1998    (Decrease)
                 ----        ----    ----------   ----        ----    ----------
Occupancy         69.9%       71.8%   (2.7)        70.2%       72.4%    (3.1)
ADR             $88.08      $81.36     8.3       $88.16      $84.35      4.5
RevPAR          $61.59      $58.45     5.4       $61.85      $61.05      1.3

         Decreases in real estate taxes and property and casualty insurance in 1999 over 1998 are due to decreases in estimates for real estate tax assessments at certain hotels in 1999 over 1998.

         Increases in depreciation in 1999 over 1998 are due to capitalized renovation costs at certain Hotels.

         Decreases in compensation are primarily due to a decreased number of employees, including one highly compensated employee who resigned at the end of February 1998 and whose responsibilities were assumed by existing employees.

         The lease termination fee in 1999 relates to expenses incurred related to lease terminations for hotels sold in 1998.

         The gain on the sale of a hotel property relates to the sale of the Executive Inn in Tupelo, MS which was sold in February 1998.

         Increases in interest expense in 1999 over 1998 are primarily due to the fixed rate financing of approximately $95 million of debt which carries a higher rate of interest than the variable rate Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") in the amount of $100 million. Borrowings under the Line of Credit bear interest at a variable rate based on LIBOR. The interest rate was approximately 7.2% at March 31, 1999. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of 5 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in compliance with these covenants at March 31, 1999. The Company had borrowed $85.3 million on the Line of Credit at March 31, 1999. The Line of Credit is due July 30, 2000.

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

           In December 1998, SPE 1 and SPE 2 completed a $95.8 million long-term financing of 10 of the Hotels. Principal and interest payments, based on a 25-year amortization, of $.7 million and escrow payments of $.4 million are due monthly through December 2008 at which time all outstanding principal and interest is due. The debt bears interest at 7.8%.

         In connection with the purchase of a hotel in Fishkill, NY, the Partnership assumed approximately $2.4 million of indebtedness pursuant to industrial development bonds issued in 1988 and which were due December 1, 2002. The industrial development bonds, with an outstanding balance of $1.8 million, were paid-off in the first quarter of 1999.

         In connection with the purchase of a Sheraton Hotel in Birmingham, AL, ("RLGP") assumed industrial development bonds ("Birmingham IDB's"), which are due in 2001. The Birmingham IDB's bear interest at a variable rate which, at March 31, 1999, was approximately 4% per year. Interest is payable quarterly; principal is payable annually. The outstanding balance on the Birmingham IDB's is $4.4 million at March 31, 1999. The Birmingham hotel is collateral for the Birmingham IDB's.

         Wharf has non-recourse debt of $19.1 million at March 31, 1999. This debt bears interest at 8.22%. Principal and interest payments, based on a 25-year amortization, of $152,000 and escrow payments of $50,000 are due monthly through November of 2007 at which time all outstanding principal and interest is due.

         The Company budgeted $20.6 million for 1998 capital improvements at 55 of the hotels owned at December 31, 1998. At March 31, 1999, the Partnership had spent approximately $19.9 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $1.7 million of expenditures. The Company intends to substantially complete these improvements by the end of the second quarter of 1999. Additionally, the Company has budgeted approximately $15.9 million for 1999 capital improvements at 58 of the Hotels owned March 31, 1999. The Company will use cash generated from operations and borrowings on the Line of Credit to fund these expenditures.

The Partnership is developing the following hotels:

                                                                                            ANTICIPATED
                                                          NUMBER OF        ESTIMATED          OPENING
    FRANCHISE                    LOCATION               ROOMS/SUITES   DEVELOPMENT COSTS      QUARTER
    ---------                    --------               ------------   -----------------      -------
    TownePlace Suites            Miami Lakes, FL             95          $6.5 million           2Q99
    TownePlace Suites            Tampa, FL                   95          $6.3 million           3Q99
    TownePlace Suites            Miami Airport, FL           95          $6.5 million           3Q99
    Courtyard by Marriott        Crystal Lake, IL            90          $7.5 million           1Q00

         The Partnership is constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $3.8 million. Completion of the addition is expected in the fourth quarter of 1999.

         In addition to purchasing existing hotel properties at targeted rates of return, management anticipates that the Company will both develop additional hotels and enter into contracts to acquire hotels from third parties after completion of development. It is expected that future investments in hotel properties will be financed, in whole or in part, with cash generated from operations, short-term investments, proceeds from additional issuances of equity securities, borrowings under the Line of Credit or other securities or borrowings.

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

         The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1999, the Partnership has, through March 31, 1999, made cash distributions to its partners, including the Company, of $11.0 million or $0.385 per Partnership unit, from which the Company made cash distributions to common shareholders of $9.6 million, or $0.385 per share. The Company also made cash distributions to the preferred shareholder of $0.4 million, or $0.3625 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations in the aggregate historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

YEAR 2000 MANAGEMENT

         Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Beginning in the fourth quarter of 1997, the Company began evaluating the impact of the Year 2000
(Y2K) problem on its systems. The Company also began inquiring of its Lessees regarding the operation of the Lessee's systems at properties owned by the Company. The only software package that was not Y2K compliant was the accounting system of the Company. The Company purchased a new accounting system in January of 1998. The Company has been converting to the new format and plans to go live on July 1,1999. All computers passed the Y2K check, as well as the phone system and other hardware. The Company has been advised by its Lessees and management companies that the systems at the properties (reservation, accounting, etc.) are being upgraded where necessary by the appropriate management company. Since the Company depends on its Lessees and management companies for revenue information at the hotels in order to calculate percentage rent due to the Company under the leases, any Y2K problem which affects revenue accounting by the Lessees or management companies at the Company's hotels could have a material adverse impact on the Company's business. Although we do not believe the Y2K issue will materially affect our operations, we can't assure you that our Y2K remediations will be fully in compliance, nor can we assure you that any third party, on whose data or services we rely, will be fully in compliance.

Testing will continue throughout 1999 on both the new and old software to verify its operation. The Company is in the process of obtaining a statement from its vendors about their Y2K status. The Company estimates its total cost related to the Y2K problem to be approximately $80,000.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. The computation of FFO is consistent with the NAREIT White Paper Definition of FFO with the exception that the 1999 nonrecurring lease termination fee has been added back to calculate FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended March 31, 1999 and 1998 was computed as follows:

                                                    For the Three Months Ended
                                                             March 31
                                                    --------------------------
                                                      1999             1998
                                                    --------          --------
                                             (in thousands, except per share amounts)
         Income before allocation
            to minority interest                    $  9,289          $  9,761
         Add depreciation                              5,602             4,918
         Less gain on sale of hotel                                       (523)
         Add lease termination fee                       239
         Less preferred dividend                        (348)             (348)
                                                    --------          --------
         FFO                                        $ 14,782          $ 13,808
                                                    ========          ========
         Weighted average shares and
            partnership units outstanding             27,574            26,949
         FFO per share and partnership unit         $   0.54          $   0.51

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RFS HOTEL INVESTORS, INC.

5/13/99                         /s/ Michael J. Pascal
----------------------          ------------------------------------------------
Date Michael J. Pascal, Secretary and Treasurer (Principal Financial and Accounting Officer)

5/13/99                         /s/ Robert M. Solmson
----------------------          ------------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer