Form 10-Q/A
period 1998-06-30
RFS HOTEL INVESTORS INC
filed 1999-06-28
CIK 906408

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

                            RFS HOTEL INVESTORS, INC.
                                      INDEX


                                                                          Form 10-Q
                                                                            Report
                                                                             Page
                                                                             ----

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            RFS Hotel Investors, Inc.

            Consolidated Balance Sheets - June 30, 1998 and
                   December 31, 1997                                          3

            Consolidated Statements of Income - For the three and the
                   six months ended June 30, 1998 and June 30, 1997           4

            Consolidated Statements of Cash Flows - For the three and
                   the six months ended June 30, 1998 and 1997                5

            Notes to Consolidated Financial Statements                        6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16

  Item 4.   Submission of Matters to a Vote of Security Holders              16


PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                 17


RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)



                                                        JUNE 30,       DECEMBER 31,
                                                          1998            1997
                                                      -------------    ------------
                                                       (unaudited)

ASSETS

Investment in Hotel Properties, net                     $ 638,400      $ 573,826
Hotels under development                                   17,179         15,739
Cash and cash equivalents                                   3,848          4,131
Restricted cash                                             3,824          2,514
Accounts receivable-Lessees                                15,040          9,887
Deferred expenses, net                                      3,565          4,061
Prepaid and other assets                                    8,664          6,765
Escrow deposits                                                85            205
                                                        ---------      ---------
                                                        $ 690,605      $ 617,128
                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                   $   4,861      $   6,423
Accrued real estate taxes                                   4,128          3,491
Borrowings on line of credit                              176,343        123,843
Bonds                                                      70,378         71,892
Other debt                                                 25,989         13,174
Minority interest                                          36,386         36,235
                                                        ---------      ---------
                                                          318,085        255,058
                                                        ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                     10             10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,986,946 and 24,389,000 shares
    outstanding                                               250            244
  Paid-in capital                                         373,307        363,066
  Treasury stock, 110,000 shares                           (2,012)             0
  Undistributed income                                      1,445            337
  Unearned directors' and officers' compensation             (480)        (1,587)
                                                        ---------      ---------
          Total shareholders' equity                      372,520        362,070
                                                        ---------      ---------
                                                        $ 690,605      $ 617,128
                                                        =========      =========


                     The accompanying notes are an integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               FOR THE        FOR THE        FOR THE      FOR THE
                                              3 MONTHS        3 MONTHS      6 MONTHS     6 MONTHS
                                                ENDED          ENDED          ENDED        ENDED
                                              06/30/98        06/30/97      06/30/98      06/30/97
                                             -----------    -----------    -----------   ----------
                                             (unaudited)     (unaudited)   (unaudited)   (unaudited)
Revenue:
  Leases                                       $ 25,601      $ 21,736      $ 47,624      $ 39,599
  Other                                             152            11           238            55
                                               --------      --------      --------      --------
      Total revenue                              25,753        21,747        47,862        39,654
                                               --------      --------      --------      --------
Expenses:
  Real estate taxes and property and
    casualty insurance                            2,480         1,985         4,968         3,932
  Depreciation                                    5,147         4,284        10,065         8,192
  Amortization of franchise fees and
    unearned compensation                           157           222           386           443
  Compensation                                      447           606         1,041         1,227
  Franchise taxes                                    45            75            90           150
  General and administrative                        571           392         1,377           916
  Gain on sale of a hotel property                 (523)
  Amortization of loan costs                        273           266           516           410
  Interest expense, net                           3,962         2,548         7,510         4,486
                                               --------      --------      --------      --------
      Total expenses                             13,082        10,378        25,430        19,756
                                               --------      --------      --------      --------

Income (loss) before minority interest           12,671        11,369        22,432        19,898

Minority interest                                (1,179)       (1,061)       (2,115)       (1,896)
                                               --------      --------      --------      --------

Net income (loss)                                11,492        10,308        20,317        18,002

Preferred stock dividends                          (352)         (352)         (700)         (700)
                                               --------      --------      --------      --------
Net income (loss) applicable to common
    shareholders                               $ 11,140      $  9,956      $ 19,617      $ 17,302
                                               ========      ========      ========      ========

Basic earnings (loss) per share                    0.45          0.41          0.80          0.71

Diluted earnings (loss) per share                  0.44          0.40          0.79          0.71

Weighted average common shares outstanding       24,877        24,385        24,630        24,385



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              FOR THE SIX    FOR THE SIX
                                                                MONTHS         MONTHS
                                                               JUNE 30,       JUNE 30,
                                                                 1998           1997
                                                             ------------    -----------
                                                              (unaudited)    (unaudited)
    Cash flows from operating activities:
      Net income (loss)                                        $ 20,317      $  18,002
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                            10,967          9,045
        Income allocated to minority interest                     2,115          1,896
        Gain on sale of a hotel property                           (523)
        Write-off of old loan costs                                 129
        Changes in assets and liabilities:
          Accounts receivable-Lessees                            (5,153)        (6,601)
          Prepaids and other assets                              (3,209)          (607)
          Accounts payable and other liabilities                   (925)         1,057
                                                               --------      ---------
                Net cash provided by operating activities        23,718         22,792
                                                               --------      ---------
    Cash flows from investing activities:
      Investment in hotel properties and hotels
           under development                                    (60,708)      (111,976)
       Proceeds from sale of hotel property                       4,440
       Escrow deposits and prepayments under
           purchase agreements
       Refund on franchise agreements                                                8
                                                               --------      ---------
               Net cash used by investing activites             (56,268)      (111,968)
                                                               --------      ---------
    Cash flows from financing activities:
      Net proceeds from issuance of common stock                 11,040             72
      Purchase of treasury stock                                 (2,012)
      Distributions to common and preferred shareholders        (19,209)       (18,266)
      Distributions to limited partners                          (1,927)        (1,850)
      Borrowings on revolving credit agreement                   52,500         58,000
      Redemption of limited partnership units                       (37)
      Payments on debt and bonds                                 (7,868)        (2,037)
      Loan fees paid                                               (220)          (310)
                                                               --------      ---------
                Net cash provided by financing activities        32,267         35,609
                                                               --------      ---------
    Net increase (decrease) in cash and cash equivalents           (283)       (53,567)
    Cash and cash equivalents at beginning of period              4,131         57,935
                                                               --------      ---------
    Cash and cash equivalents at end of period                 $  3,848      $   4,368
                                                               ========      =========



    Supplemental disclosures of non-cash investing and financing activities:
      In 1998, the Company, through a partnership, assumed $19,169 of debt in connection with the purchase of a hotel.
      In 1998, the Company applied deposits of $120 towards the purchase of land.
      In 1998, due to the resignation of an officer, the Company cancelle
         45,000 shares of restricted common stock which had not vested.
      In 1998, the Partnership sold a hotel for which the purchaser paid $2,940 in cash and signed a note to the Company for $1,500.
      In 1997, the Partnership issued 2,244,934 of limited partnership units valued at $38,200 in accordance with the purchase of four hotels.
      In 1997, the Company recorded a $6,356 allocation to paid-in capital from minority interest. In 1997, the Partnership applied deposits of $6,064 towards the purchase of hotels.


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

2. DECLARATION OF DIVIDEND. On July 29, 1998, the Company declared a $.375 dividend on each share of Common Stock outstanding to shareholders of record on August 10, 1998 and a $.36 dividend on each share of Series A Preferred Stock outstanding. The dividend will be paid on August 17, 1998.

3. ACQUISITIONS OF REAL ESTATE. In April 1998, the Partnership completed development of an 83-suite Homewood Suites in Chandler, AZ. Development costs were approximately $6.6 million and were paid with cash and borrowings from the Line of Credit. This property is not leased, but is operated by a third party pursuant to a management contract.

         In April 1998, the Partnership acquired The Hotel Rex, a 94-room hotel, in San Francisco, CA for a purchase price of approximately $15 million. The purchase price was paid with funds from the sale of 547,946 shares of common stock in March 1998 and borrowings under the Line of Credit.

         In June 1998, the Company, through a subsidiary, purchased a 75% interest in Wharf, which owns a 234-room full service hotel in San Francisco, CA for approximately $34 million, including the assumption of $19.2 million in debt.

4. SUBSEQUENT EVENTS. In July 1998, the Partnership sold two hotels to third parties for an aggregate sales price of $8.9 million. The Company will realize a gain of $712,000 as a result of these sales. The sales price was paid with cash. In August 1998, the Partnership sold a hotel for a sales price of $4.7 million. The purchaser paid cash of $3.5 million and signed a note to the Company for $1.2 million.

5. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:



                                                      For the Three Months       For the Six Months
                                                             Ended                      Ended
                                                     6/30/99      6/30/98       6/30/99       6/30/98
                                                     -------      -------       -------       -------
     Basic EPS:
     Net income                                     $ 11,492      $ 10,308      $ 20,317      $ 18,002
     Less dividends declared on preferred stock         (352)         (352)         (700)         (700)
                                                    --------      --------      --------      --------
                                                    $ 11,140      $  9,956      $ 19,617      $ 17,302
                                                    ========      ========      ========      ========

     Weighted average common shares outstanding       24,877        24,385        24,630        24,385
                                                    $   0.45      $   0.41      $   0.80      $   0.71

     Diluted EPS:
     Net income                                     $ 11,492      $ 10,308      $ 20,317      $ 18,002
                                                    ========      ========      ========      ========

     Weighted average common shares outstanding       24,877        24,385        24,630        24,385
     Preferred shares outstanding                        974           974           974           974
     Common stock equivalents                            180           140           162           125
                                                    --------      --------      --------      --------
     Weighted average common shares and
          dilutive common stock equivalents
          outstanding                                 26,031        25,499        25,766        25,484
                                                    $   0.44      $   0.40      $   0.79      $   0.71


6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME. The unaudited pro forma condensed statements of income for the six months ended June 30, 1998 and 1997 of the Company are presented as if the 64 hotel properties owned at June 30, 1998 were owned since January 1, 1997, excluding properties under development which are included on the date opened. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.



                                                             1998          1997
                                                             ----          ----
         Operating Data:
                Total revenue                              $ 49,695      $ 44,343
                Real estate taxes and casualty
                    insurance                                 5,430         4,346
                Depreciation and amortization                11,496        11,496
                Compensation                                    386           443
                Franchise taxes                                  90           150
                General and administrative                    1,377           916
                Gain on sale of a hotel property               (523)
                Interest expense                              8,647         8,949
                                                           --------      --------
                Income before allocation to minority
                    interest                                 22,792        18,043
                Less minority interest                       (2,134)       (1,688)
                                                           --------      --------
                Net income                                 $ 20,658      $ 16,355
                                                           ========      ========
                Diluted earnings per share                 $   0.80      $   0.68
                Weighted average common shares
                    and common stock equivalents             25,051        25,051



7. CHANGE IN ACCOUNTING PRINCIPLE. The Financial Accounting Standards Board's Emerging Issues Task Force has rescinded EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). The Company filed a Form 10-Q for the second quarter of 1998 in accordance with EITF 98-9. This Form 10-Q/A amends and restates the second quarter results of 1998 to reflect the rescission of EITF 98-9.

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

BACKGROUND

The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 64 hotels (the "Hotels") owned at June 30, 1998:


                                         Number of                       Number of
Franchise Affiliation                 Hotel Properties                 Rooms/Suites
---------------------                 ----------------                 ------------

Full Service Hotels:
        Holiday Inn ........................  6 .........................  1,208
        Sheraton............................. 5 ...........................1,018
        DoubleTree........................... 1 .............................220
        Ramada Plaza......................... 1 .............................234
        Independent.......................... 2 .............................290
                                            ---                            -----
               Sub-total.................... 15 ...........................2,970
                                            ---                            -----
Extended Stay Hotels:
        Residence Inn........................14............................1,815
        Homewood Suites...................... 1 ..............................83
        Hawthorn Suites...................... 1 ............................ 280
                                            ---                            -----
               Sub-total.....................16............................2,178
                                            ---                            -----
Limited Service Hotels:
        Hampton Inn..........................20............................2,478
        Courtyard by Marriott................ 1 .............................102
        Comfort Inn.......................... 6 .............................786
        Holiday Inn Express.................. 6 .............................737
                                            ---                            -----
               Sub-total.....................33............................4,103
                                            ---                            -----
               Total.........................64............................9,251
                                            ---                            -----


The following chart summarizes ownership history for the periods presented:


                                                                    1998     1997
                                                                    ----     ----
           Hotels owned at beginning of year                          60       53
           Acquisitions and developed Hotels placed into service       5        8
           Sales                                                      (1)
                                                                   -----     ----
           Hotels owned at June 30, 1998 and 1997                     64       61
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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 1998 to 1997 and the Six Months Ended June 30, 1998 to 1997.

Increases in lease revenue for the three and the six months ended June 30, 1998 over 1997 are due to (i) an increased number of hotels being owned by the Partnership and leased to the Lessees during the 1998 period, and (ii) increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

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



                                  for the Three Months Ended June 30,
                                  -----------------------------------
                               Actual                        Pro Forma
                               ------                        ---------
                                   % Increase                         % Increase
                 1998      1997    (Decrease)       1998       1997   (Decrease)
                 ----      ----    ----------       ----       ----   ----------
Occupancy        77.2%      78.3%    (1.4)           79.3%      80.4%   (1.5)
ADR            $82.65     $75.19      9.9          $85.02     $79.70     6.7
RevPAR         $63.79     $58.87      8.4          $67.38     $64.11     5.1


                                  for the Six Months Ended June 30,
                                  ---------------------------------
                               Actual                        Pro Forma
                               ------                        ---------
                                   % Increase                         % Increase
                 1998      1997    (Decrease)       1998       1997   (Decrease)
                 ----      ----    ----------       ----       ----   ---------
Occupancy        74.6%      75.1%    (0.8)           76.3%      76.8%   (0.7)
ADR            $82.04     $74.57     10.0          $84.10     $78.83     6.7
RevPAR         $61.17     $56.02      9.2          $64.15     $60.54     5.9


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") for $185 million. Borrowings under the Line of Credit bear interest at LIBOR plus 157.5 basis points at June 30, 1998. The Line of Credit is secured by first priority mortgages on 28 hotels and agreements restricting the transfer, pledge or other hypothecation of 9 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in compliance with these covenants at June 30, 1998. The Company had borrowed $176.3 million on the Line of Credit at June 30, 1998. The Line of Credit is due July 30, 2000.

         In November 1996, the Company, through a subsidiary, issued $75 million of commercial mortgage bonds, (the "Bonds") series 1996-1 as follows:



                              Initial
         Class            Principal Amount          Rate        Stated Maturity
         ----------------------------------------------------------------------
         Class A            $50 Million             6.83%       August 20, 2008
         Class B            $25 Million             7.30%       November 21, 2011


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

The Partnership is developing the following hotels:


                                                                                  ANTICIPATED
                                                  NUMBER OF         ESTIMATED       OPENING
   FRANCHISE                LOCATION             ROOMS/SUITES   DEVELOPMENT COSTS   QUARTER
   ---------------------------------             ------------   -----------------   -------
   TownePlace Suites        Fort Worth, TX            95           $6.5 million       3Q98
   Courtyard by Marriott    Crystal Lake, IL          95           $7.5 million       4Q99
   TownePlace Suites        Miami Lakes, FL           95           $6.5 million       1Q99
   TownePlace Suites        Pinellas Park, FL         95           $6.3 million       3Q99
   Residence Inn            Olathe, KS                90           $7.1 million       4Q99
   TownePlace Suites        Miami West, FL            95           $6.5 million       2Q99



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

CHANGE IN ACCOUNTING PRINCIPLE

         The Financial Accounting Standards Board's Emerging Issues Task Force has rescinded EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). The Company filed a Form 10-Q for the second quarter of 1998 in accordance with EITF 98-9. This Form 10-Q/A amends and restates the second quarter results of 1998 to reflect the rescission of EITF 98-9.

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

         The Company's FFO for the periods ended June 30, 1998 and 1997 was computed as follows:


                                       For the Three Months Ended   For the Six Months Ended
                                                 June 30                     June 30
                                                 -------                     -------
                                           1998         1997             1998       1997
                                           ----         ----             ----       ----
                                               (in thousands, except per share amounts)

Income before allocation
   to minority interest                  $ 12,671     $  11,369       $ 22,432    $ 19,898
Add depreciation                            5,147         4,284         10,065       8,192
Less gain on sale of hotel                                                (523)
Less preferred dividend                      (352)         (352)          (700)       (700)
                                         --------     ---------       --------    --------
FFO                                      $ 17,466     $  15,301       $ 31,274    $ 27,390
                                         ========     =========       ========    ========
Weighted average shares and
     partnership units outstanding         27,445        26,959         27,198      26,946
FFO per share                            $    .64     $    0.57       $   1.15    $   1.02

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


                                     RFS HOTEL INVESTORS, INC.


   6/24/99                           /s/ Michael J. Pascal
----------------------               -------------------------------------------
Date                                 Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


  6/24/99                            /s/ Robert M. Solmson
----------------------              --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer