Form 10-Q
period 1999-06-30
RFS HOTEL INVESTORS INC
filed 1999-08-12
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
          X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1999

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

                                 X Yes          No

     The number of shares of Registrant's Common Stock, $.01 par value, outstanding on June 30, 1999 was 25,005,946

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

   Item 1.     Financial Statements

               RFS Hotel Investors, Inc.

               Consolidated Balance Sheets - June 30, 1999 and
                      December 31, 1998                                        3

               Consolidated Statements of Income - For the three and the
                      six months ended June 30, 1999 and June 30, 1998         4

               Consolidated Statements of Cash Flows - For the three and
                      the six months ended June 30, 1999 and 1998              5

               Notes to Consolidated Financial Statements                      6

   Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk     14

   Item 4.     Submission of Matters to a Vote of Security Holders            14


PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                               15


RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1999         1998
                                                                    ------------   ----------
                                                                    (unaudited)
    ASSETS

    Investment in Hotel Properties, net                              $ 643,464      $ 624,730
    Hotels under development                                             7,751         18,289
    Cash and cash equivalents                                            1,833          2,014
    Restricted cash                                                      1,081          7,809
    Accounts receivable-Lessees                                         15,128         10,656
    Notes receivable                                                     4,926          4,949
    Deferred expenses, net                                               4,926          5,216
    Prepaid and other assets                                             6,249          8,818
    Escrow deposits                                                      1,510          1,510
                                                                     ---------      ---------
                                                                     $ 686,868      $ 683,991
                                                                     =========      =========
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and accrued expenses                            $   4,105      $   5,320
    Accrued real estate taxes                                            4,104          2,961
    Borrowings on line of credit                                        90,307         82,307
    Long-term obligations                                              185,861        190,492
    Minority interest                                                   35,897         35,974
                                                                     ---------      ---------
                                                                       320,274        317,054
                                                                     ---------      ---------

    Commitments and contingencies

    Shareholders' equity:
      Preferred Stock, $.01 par value, 5,000,000 shares
        authorized, 973,684 shares outstanding                              10             10
      Common Stock, $.01 par value, 100,000,000 shares
        authorized, 25,115,946 and 24,986,946 shares outstanding           251            251
      Paid-in capital                                                  374,959        374,959
      Treasury stock, 110,000 shares                                    (2,012)        (2,012)
      Distributions in excess of income                                 (5,228)        (4,468)
      Unearned directors' and officers' compensation                    (1,386)        (1,803)
                                                                     ---------      ---------
              Total shareholders' equity                               366,594        366,937
                                                                     ---------      ---------
                                                                     $ 686,868      $ 683,991
                                                                     =========      =========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                    FOR THE         FOR THE          FOR THE        FOR THE
                                                    3 MONTHS        3 MONTHS         6 MONTHS       6 MONTHS
                                                     ENDED           ENDED            ENDED          ENDED
                                                    06/30/99        06/30/98        06/30/99        06/30/98
                                                   -----------     -----------     -----------     -----------
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)

   Revenue:
     Leases                                         $ 26,073        $ 25,601        $ 49,588        $ 47,624
     Other                                               165             152             376             238
                                                    --------        --------        --------        --------
             Total revenue                            26,238          25,753          49,964          47,862
                                                    --------        --------        --------        --------
   Expenses:
     Real estate taxes and property and
       casualty insurance                              2,538           2,480           4,902           4,968
     Depreciation                                      5,770           5,147          11,372          10,065
     Amortization of franchise fees and
        unearned compensation                            202             157             477             386
     Compensation                                        346             447             841           1,041
     Franchise taxes                                      45              45              90              90
     General and administrative                          527             571           1,044           1,377
     Lease termination fee                               239
     Gain on sale of a hotel property                   (523)
     Amortization of loan costs                          294             273             570             516
     Interest expense, net                             4,707           3,962           9,331           7,510
                                                    --------        --------        --------        --------
             Total expenses                           14,429          13,082          28,866          25,430
                                                    --------        --------        --------        --------

   Income before minority interest                    11,809          12,671          21,098          22,432

   Minority interest                                  (1,035)         (1,179)         (1,900)         (2,115)
                                                    --------        --------        --------        --------

   Net income                                         10,774          11,492          19,198          20,317

   Preferred stock dividends                            (352)           (352)           (700)           (700)
                                                    --------        --------        --------        --------
   Net income applicable to common
        shareholders                                $ 10,422        $ 11,140        $ 18,498        $ 19,617
                                                    ========        ========        ========        ========

   Basic earnings per share                             0.42            0.45            0.74            0.80

   Diluted earnings per share                           0.41            0.44            0.74            0.79

   Weighted average common shares outstanding         25,006          24,877          25,006          24,630



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    FOR THE SIX     FOR THE SIX
                                                                      MONTHS          MONTHS
                                                                      JUNE 30,        JUNE 30,
                                                                       1999            1998
                                                                    ------------    -----------
                                                                     (unaudited)    (unaudited)

    Cash flows from operating activities:
      Net income                                                      $ 19,198       $ 20,317
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                   12,419         10,967
        Income allocated to minority interest                            1,900          2,115
        Gain on sale of a hotel property                                  (523)
        Write-off of old loan costs                                        129
        Changes in assets and liabilities:
          Accounts receivable-Lessees                                   (4,472)        (5,153)
          Prepaids and other assets                                      2,569         (3,209)
          Accounts payable and other liabilities                           (72)          (925)
                                                                      --------       --------
                Net cash provided by operating activities               31,542         23,718
                                                                      --------       --------
    Cash flows from investing activities:
      Investment in hotel properties and hotels
            under development                                          (19,568)       (60,708)
      Cash received from reserves                                        6,728
      Cash paid for franchise fees                                         (90)
      Proceeds from sale of hotel property                               4,440
                                                                      --------       --------
               Net cash used by investing activites                    (12,930)       (56,268)
                                                                      --------       --------
    Cash flows from financing activities:
      Net proceeds from issuance of common stock                        11,040
      Purchase of treasury stock                                        (2,012)
      Distributions to common and preferred shareholders               (19,958)       (19,209)
      Distributions to limited partners                                 (1,977)        (1,927)
      Borrowings on revolving credit agreement                           8,000         52,500
      Redemption of limited partnership units                              (37)
      Payments on debt and bonds                                        (4,631)        (7,868)
      Collections on notes receivable                                       23
      Loan fees paid                                                      (250)          (220)
                                                                      --------       --------
                Net cash provided (used) by financing activities       (18,793)        32,267
                                                                      --------       --------
    Net decrease in cash and cash equivalents                             (181)          (283)
    Cash and cash equivalents at beginning of period                     2,014          4,131
                                                                      --------       --------
    Cash and cash equivalents at end of period                        $  1,833       $  3,848
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


                     The accompanying notes are an integral
                 part of these consolidatedfinancial statements.

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

2. DECLARATION OF DIVIDEND. On July 28, 1999, the Company declared a $.385 dividend on each share of Common Stock outstanding to shareholders of record on August 6, 1999 and a $.3625 dividend on each share of Series A Preferred Stock outstanding. The dividend will be paid on August 16, 1999.

3. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:


                                                        For the Three Months           For the Six Months
                                                               Ended                         Ended
                                                       6/30/99        6/30/98       6/30/99         6/30/98
                                                       -------        -------       -------         -------
      Basic EPS:
      Net income                                      $ 10,774       $ 11,492       $ 19,198       $ 20,317
      Less dividends declared on preferred stock          (352)          (352)          (700)          (700)
                                                      --------       --------       --------       --------
                                                      $ 10,422       $ 11,140       $ 18,498       $ 19,617
                                                      ========       ========       ========       ========

      Weighted average common shares outstanding        25,006         24,877         25,006         24,630

                                                      $   0.42       $   0.45       $   0.74       $   0.80
                                                      ========       ========       ========       ========

      Diluted EPS:
      Net income                                      $ 10,774       $ 11,492       $ 19,198       $ 20,317
                                                      ========       ========       ========       ========

      Weighted average common shares outstanding        25,006         24,877         25,006         24,630
      Preferred shares outstanding                         974            974            974            974
      Potential dilutive common shares                      23            180             13            162
                                                      --------       --------       --------       --------
      Weighted average common shares, preferred
           shares and dilutive common stock
           equivalents outstanding                      26,003         26,031         25,993         25,766

                                                      $   0.41       $   0.44       $   0.74       $   0.79
                                                      ========       ========       ========       ========



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

BACKGROUND

The following chart summarizes information regarding the 61 hotels (the "Hotels") owned at June 30, 1999:


                                                       Number of         Number of
Franchise Affiliation                               Hotel Properties   Rooms/Suites
---------------------                               ----------------   ------------
Full Service Hotels:
        Holiday Inn .............................         6               1,208
        Sheraton Hotels and
          Sheraton Four Points ..................         5               1,018
        DoubleTree ..............................         1                 220
        Ramada Plaza ............................         1                 234
        Independent .............................         2                 290
                                                       ----               -----
                Sub-total .......................        15               2,970
                                                       ----               -----
Extended Stay Hotels:
        Residence Inn by Marriott ...............        14               1,815
        Homewood Suites .........................         1                  83
        Hawthorn Suites .........................         1                 280
        TownePlace Suites .......................         2                 190
                                                       ----               -----
               Sub-total ........................        18               2,368
Limited Service Hotels:
        Hampton Inn .............................        19               2,364
        Courtyard by Marriott ...................         1                 102
        Comfort Inn .............................         5                 637
        Holiday Inn Express .....................         3                 472
                                                       ----               -----
               Sub-total ........................        28               3,575
                                                       ----               -----
               Total ............................        61               8,913
                                                       ====               =====


The following chart summarizes ownership history for the periods presented:

                                                                   1999    1998
                                                                   ----    ----
          Hotels owned at beginning of year                          60      60
          Acquisitions and developed Hotels placed into service       1       5
          Sales                                                              (1)
                                                                   ----    ----
          Hotels owned at June 30, 1999 and 1998                     61      64
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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 1999 to 1998 and the Six Months Ended June 30, 1999 to 1998.

Increases in lease revenue for the three and the six months ended June 30, 1999 over 1998 are due to increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 58 of the 61 hotels owned at June 30, 1999 were owned by the Partnership throughout both periods; it excludes three hotels which were opened since January 1998.


                                  for the Three Months Ended June 30,
                             Actual                          Pro Forma
                             ------                          ---------
                                      % Increase                        % Increase
                   1999       1998     (Decrease)    1999       1998     (Decrease)
                   ----       ----     ----------    ----       ----     ---------

Occupancy           75.7%     77.2%      (1.9)        76.1%       77.8%    (2.2)
ADR               $88.20    $82.65        6.7       $88.58      $85.20      4.0
RevPAR            $66.78    $63.79        4.7       $67.39      $66.28      1.7

                                  for the Six Months Ended June 30,
                             Actual                          Pro Forma
                             ------                          ---------
                                      % Increase                        % Increase
                   1999       1998     (Decrease)    1999       1998     (Decrease)
                   ----       ----     ----------    ----       ----     ---------

Occupancy           72.8%     74.6%      (2.4)        73.1%       75.1%    (2.6)
ADR               $88.16    $82.04        7.4       $88.40      $84.79      4.2
RevPAR            $64.21    $61.17        5.0       $64.64      $63.69      1.5


         Increases in depreciation in 1999 over 1998 are due to capitalized renovation costs at certain of the Hotels.

         Decreases in compensation are due to decreased bonus accruals for the officers of the Company in 1999 over 1998.

         Increases in interest expense in 1999 over 1998 are primarily due to the fixed rate financing of approximately $95 million of debt which was used to repay variable rate borrowings under the Line of Credit. The fixed rate debt carries a higher interest rate than the variable rate Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") for $100 million. Borrowings under the Line of Credit bear interest at LIBOR. The interest rate was approximately 7.0% at June 30, 1999. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of 5 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in compliance with these covenants at June 30, 1999. The Company had borrowed $90.3 million on the Line of Credit at June 30, 1999. The Line of Credit is due July 30, 2000.

         In November 1996, the Company, through a subsidiary, issued $75 million of commercial mortgage bonds, (the "Bonds") series 1996-1 as follows:

                               Initial
           Class          Principal Amount         Rate        Stated Maturity
           -------------------------------------------------------------------

           Class A          $50 Million            6.83%       August 20, 2008
           Class B          $25 Million            7.30%       November 21, 2011

           Principal payments due on the Class A Bonds are payable based on a 141-month amortization schedule beginning in December 1996; principal payments on the Class B Bonds are payable based on a 39-month amortization schedule beginning in September 2008. The total monthly principal and interest payments approximate $.7 million on the Class A Bonds.

           In December 1998, SPE 1 and SPE 2 completed a $95.8 million long-term financing of 10 of the Hotels. Principal and interest payments, based on a 25-year amortization, of $.7 million and escrow payments of $.4 million are due monthly through December 2008 at which time all outstanding principal and interest is due. The debt bears interest at 7.8%.

         In connection with the purchase of a Sheraton Hotel in Birmingham, AL, Ridge Lake General Partners, Inc. ("RLGP"), a subsidiary of the Company, assumed industrial development bonds ("Birmingham IDB's"), which are due in 2001. The Birmingham IDB's bear interest at a variable rate which, at June 30, 1999, was approximately 3.5% per year. Interest is payable quarterly; principal is payable annually. The outstanding balance on the Birmingham IDB's is $4.4 million. The Birmingham hotel is collateral for the Birmingham IDB's.

         Wharf has non-recourse debt of $18.9 million. This debt bears interest at 8.22%. Principal and interest payments, based on a 25-year amortization, of $152,000 and escrow payments of $50,000 are due monthly through November of 2007 at which time all outstanding principal and interest is due.

         The Company budgeted $16.6 million for 1999 capital improvements at 58 of the hotels owned at June 30, 1999. At June 30, 1999, the Partnership had spent approximately $7.5 million of the budgeted amounts. The Company will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $9.1 million of expenditures. The Company intends to substantially complete these improvements by the end of the second quarter of 2000.

The Partnership is developing a 95-suite TownPlace Suites in Miami West, FL. Total estimated development costs are $6.5 million. Completion is expected in the third quarter of 1999. The Partnership is also constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $4.0 million. Completion of the addition is expected in the fourth quarter of 1999.

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

          The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. In 1999, the Partnership has, through June 30, 1999, made cash distributions to its partners, including the Company, of $21.2 million or $.385 per Partnership unit, from which the Company made cash distributions to common shareholders of $19.3 million, or $.385 per share. The Company also made cash distributions to the preferred shareholder of $.7 million, or $.72 per share. The Company and the Partnership utilized available cash to fund such distributions.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue to the extent that it receives Percentage Rent.

YEAR 2000 MANAGEMENT

                    Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Beginning in the fourth quarter of 1997, the Company began evaluating the impact of the Year 2000 (Y2K) problem on its systems. The Company also began inquiring of its Lessees regarding the operation of the Lessee's systems at properties owned by the Company. The only software package that was not Y2K compliant was the accounting system of the Company. The Company purchased a new accounting system in January of 1998. The Company has been converting to the new format and plans to go live in the third quarter of 1999. All computers passed the Y2K check, as well as the phone system and other hardware. The Company has been advised by its Lessees and management companies that the systems at the properties (reservation, accounting, etc.) are being upgraded where necessary by the appropriate management company. Since the Company depends on its Lessees and management companies for revenue information at the hotels in order to calculate percentage rent due to the Company under the leases, any Y2K problem which affects revenue accounting by the Lessees or management companies at the Company's hotels could have a material adverse impact on the Company's business. Although we do not believe the Y2K issue will materially affect our operations, we can't assure you that our Y2K remediations will be fully in compliance, nor can we assure you that any third party, on whose data or services we rely, will be fully in compliance. Testing will continue throughout 1999 on both the new and old software to verify its operation. The Company is in the process of obtaining a statement from its vendors about their Y2K status. The Company estimates its total cost related to the Y2K problem to be approximately $80,000.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. The computation of FFO is consistent with the NAREIT White Paper Definition of FFO with the exception that the 1999 lease termination fee has been added back to calculate FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended June 30, 1999 and 1998 was computed as follows:


                                      For the Three Months Ended     For the Six Months Ended
                                               June 30                      June 30
                                               -------                      -------
                                         1999           1998           1999           1998
                                         ----           ----           ----           ----
                                              (in thousands, except per share amounts)
Income before allocation
  to minority interest                 $ 11,809       $ 12,671       $ 21,098       $ 22,432
Add depreciation                          5,770          5,147         11,372         10,065
Add lease termination fee                                                 239
Less gain on sale of hotel                 (523)
Less preferred dividend                    (352)          (352)          (700)          (700)
                                       --------       --------       --------       --------
FFO                                    $ 17,227       $ 17,466       $ 32,009       $ 31,274
                                       ========       ========       ========       ========
Weighted average shares,
  partnership units and potential
  dilutive shares outstanding            27,597         27,445         27,587         27,198
FFO per share                          $   0.62       $   0.64       $   1.16       $   1.15


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Pursuant to the general instructions to Item 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 28, 1999, the annual meeting of shareholders was held to elect three Class III directors to serve on the Board of Directors until the annual meeting of shareholders in 2002, one Class II director to serve until the annual meeting of shareholders in 2001 and to consider and act upon a proposal to amend the Company's Amended and Restated 1993 Restricted Stock and Stock Option Plan (the "Plan") to increase the number of shares of common stock that may be subject to awards under the Plan from 2,000,000 to 3,000,000 shares.

        The shareholders voted to elect the four following directors:


                                                     Votes For      Votes Withheld
                                                     ---------      --------------
                   Class III Directors:
                        Robert M. Solmson           23,890,746          154,469
                        Harry J. Phillips, Sr.      23,821,981          223,234
                        R. Lee Jenkins              23,857,578          187,637

                   Class II Director:
                        J. William Lovelace         23,889,735          155,480


        The following directors terms of office continued after the meeting:

        Class I Directors (terms expiring in 2000) - Michael S. Starnes and John W. Stokes, Jr.

        Class II Directors (terms expiring in 2001) - Bruce Campbell and H. Lance Forsdick, Sr.

        Effective July 1, 1999, J. William Lovelace resigned as a director and officer of the Company.

        There were 16,876,449 votes cast for, 6,742,983 votes withheld and 425,783 abstentions regarding amendment to the Plan and the proposal was approved.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits - Financial Data Schedule

      (b) Reports on Form 8-K - A Form 8-K was filed on May 12, 1999 which describes material risk factors that may affect our business and financial condition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   RFS HOTEL INVESTORS, INC.

August 10, 1999                    /s/ Michael J. Pascal
---------------                    --------------------------------------------
Date                               Michael J. Pascal, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

August 10, 1999                    /s/ Robert M. Solmson
---------------                    --------------------------------------------
Date                               Robert M. Solmson, Chairman and
                                   Chief Executive Officer