Form 10-Q/A
period 1998-09-30
RFS HOTEL INVESTORS INC
filed 1999-10-19
CIK 906408

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

                            RFS HOTEL INVESTORS, INC.
                                      INDEX



                                                                         Form 10-Q/A
                                                                            Report
                                                                             Page
                                                                             ----
PART I.     FINANCIAL INFORMATION

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


RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)



                                                                   SEPT 30,     DECEMBER 31,
                                                                     1998          1997
                                                                 -----------    ------------
                                                                 (unaudited)

ASSETS

Investment in Hotel Properties, net                              $ 623,135      $ 573,826
Hotels under development                                            21,417         15,739
Cash and cash equivalents                                           13,006          4,131
Restricted cash                                                      4,759          2,514
Accounts receivable-Lessees                                         16,036          9,887
Deferred expenses, net                                               3,360          4,061
Prepaid and other assets                                             8,123          6,765
Escrow deposits                                                        510            205
                                                                 ---------      ---------
                                                                 $ 690,346      $ 617,128
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $   4,492      $   6,423
Accrued real estate taxes                                            5,071          3,491
Borrowings on line of credit                                       176,343        123,843
Bonds                                                               69,600         71,892
Other debt                                                          25,936         13,174
Minority interest                                                   36,494         36,235
                                                                 ---------      ---------
                                                                   317,936        255,058
                                                                 ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                              10             10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 24,986,946 and 24,389,000 shares outstanding           250            244
  Paid-in capital                                                  373,307        363,066
  Treasury stock, 110,000 shares                                    (2,012)             0
  Undistributed income                                               1,216            337
  Unearned directors' and officers' compensation                      (361)        (1,587)
                                                                 ---------      ---------
          Total shareholders' equity                               372,410        362,070
                                                                 ---------      ---------
                                                                 $ 690,346      $ 617,128
                                                                 =========      =========


                     The accompanying notes are an integral
               part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     FOR THE       FOR THE       FOR THE       FOR THE
                                                     3 MONTHS      3 MONTHS      9 MONTHS      9 MONTHS
                                                      ENDED         ENDED         ENDED         ENDED
                                                     09/30/98      09/30/97      09/30/98      09/30/97
                                                    ----------    -----------   -----------   -----------
                                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)
    Revenue:
      Leases                                         $ 27,201      $ 23,853      $ 74,825      $ 63,452
      Other                                               135             9           373            64
                                                     --------      --------      --------      --------
           Total revenue                               27,336        23,862        75,198        63,516
                                                     --------      --------      --------      --------

    Expenses:
      Real estate taxes and property and
        casualty insurance                              2,572         2,318         7,540         6,250
      Depreciation                                      5,341         4,664        15,406        12,856
      Amortization of franchise fees and
        unearned compensation                             152           219           538           662
      Compensation                                        645           585         1,686         1,812
      Franchise taxes                                      45            75           135           225
      General and administrative                          449           499         1,826         1,415
      Attempted merger expenses                         1,617                       1,617
      Loss on sale of hotel properties                  1,133                         610
      Amortization of loan costs                          256           254           772           664
      Interest expense, net                             4,603         3,466        12,113         7,952
                                                     --------      --------      --------      --------
           Total expenses                              16,813        12,080        42,243        31,836
                                                     --------      --------      --------      --------

    Income  before minority interest                   10,523        11,782        32,955        31,680

    Minority interest                                  (1,071)       (1,115)       (3,186)       (3,011)
                                                     --------      --------      --------      --------

    Net income                                          9,452        10,667        29,769        28,669

    Preferred stock dividends                            (356)         (356)       (1,056)       (1,056)
                                                     --------      --------      --------      --------

    Net income applicable to common shareholders     $  9,096      $ 10,311      $ 28,713      $ 27,613
                                                     ========      ========      ========      ========

    Basic earnings per share                             0.37          0.42          1.16          1.13

    Diluted earnings per share                           0.37          0.42          1.15          1.12

    Weighted average common shares outstanding         24,877        24,389        24,713        24,389




                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                              FOR THE NINE   FOR THE NINE
                                                                 MONTHS         MONTHS
                                                                 ENDED          ENDED
                                                                9/30/98        9/30/97
                                                             -------------   -----------
                                                              (unaudited)    (unaudited)

    Cash flows from operating activities:
      Net income                                               $ 29,769      $  28,669
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                            16,716         14,182
        Income allocated to minority interest                     3,186          3,011
        Loss on sale of hotel properties                            610
        Attempted merger expenses                                 1,746
        Changes in assets and liabilities:
          Accounts receivable-Lessees                            (6,149)        (7,559)
          Prepaids and other assets                              (2,975)        (1,603)
          Accounts payable and other liabilities                   (252)         2,533
                                                               --------      ---------
              Net cash provided by operating activities          42,651         39,233
                                                               --------      ---------
    Cash flows from investing activities:
      Investment in hotel properties and hotels
          under development                                     (71,350)      (124,839)
       Proceeds from sale of hotel properties                    19,627
       Escrow deposits and prepayments under
          purchase agreements                                      (450)            90
       Cash paid into reserves                                   (2,245)
      Refund on franchise agreements                                               (32)
                                                               --------      ---------
              Net cash used by investing activities             (54,418)      (124,781)
                                                               --------      ---------
    Cash flows from financing activities:
      Net proceeds from issuance of common stock                 11,040             72
      Purchase of treasury stock                                 (2,012)
      Distributions to common and preferred shareholders        (28,890)       (27,398)
      Distributions to limited partners                          (2,890)        (2,775)
      Borrowings on revolving credit agreement                   52,500         65,743
      Redemption of limited partnership units                       (37)
      Payments on debt and bonds                                 (8,699)        (2,773)
      Loan fees paid                                               (370)        (1,392)
                                                               --------      ---------
              Net cash provided  by financing activities         20,642         31,477
                                                               --------      ---------
    Net increase (decrease) in cash and cash equivalents          8,875        (54,071)
    Cash and cash equivalents at beginning of period              4,131         57,935
                                                               --------      ---------
    Cash and cash equivalents at end of period                 $ 13,006      $   3,864
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

2. CHANGE IN ACCOUNTING PRINCIPLE. The Financial Accounting Standards Board's Emerging Issues Task Force has rescinded EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). The Company filed a Form 10-Q for the third quarter of 1998 in accordance with EITF 98-9. This Form 10-Q/A amends and restates the third quarter results of 1998 to reflect the rescission of EITF 98-9.

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

5. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:


                                                    For the Three Months        For the Nine Months
                                                           Ended                       Ended
                                                    9/30/98       9/30/97       9/30/98      9/30/97
                                                    -------       -------       -------      -------
  Basic EPS:
  Net income                                       $  9,452      $ 10,667      $ 29,769      $ 28,669
  Less dividends declared on preferred stock           (356)         (356)       (1,056)       (1,056)
                                                   --------      --------      --------      --------
                                                   $  9,096      $ 10,311      $ 28,713      $ 27,613
                                                   ========      ========      ========      ========
  Weighted average common shares outstanding         24,877        24,389        24,713        24,389
                                                   ========      ========      ========      ========

  Basic Earnings Per Share                         $  0. 37      $   0.42      $   1.16      $   1.13
  Diluted EPS:
  Net income                                       $  9,452      $ 10,667      $ 29,769      $ 28,669
  Less dividends declared on preferred stock
                                                   --------      --------      --------      --------
                                                   $  9,452      $ 10,667      $ 29,769      $ 28,669
                                                   ========      ========      ========      ========

  Weighted average common shares outstanding         24,877        24,389        24,713        24,389
  Preferred shares outstanding                          974           974           974           974
  Potential dilutive common shares                       33           140           110           125
                                                   --------      --------      --------     ---------
  Weighted average common shares and potential
       dilutive common shares outstanding            25,884        25,503        25,797        25,488
                                                   ========      ========      ========      ========

  Diluted earnings per share                       $   0.37      $   0.42      $   1.15      $   1.12
                                                   ========      ========      ========      ========


Note: The preferred shares are anti-dilutive and thus, are not considered in the calculation of earnings per share.

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


                                                        1998             1997
                                                        ----             ----
   Operating Data:
         Total revenue                               $ 75,300          $ 67,720
                                                     --------          --------
         Real estate taxes and casualty
             insurance                                  7,887             6,734
         Depreciation and amortization                 16,848            16,848
         Compensation                                   1,686             1,812
         Franchise taxes                                  135               225
         General and administrative                     1,826             1,415
         Attempted merger costs                         1,617
         Loss on sale of hotel properties                 610
         Interest expense                              13,250            12,331
         Income before allocation to minority
             interest                                  31,441            28,355
         Less minority interest                        (2,942)           (2,654)
                                                     --------          --------
         Net income                                  $ 28,499          $ 25,701
                                                     ========          ========
         Diluted earnings per share                  $   1.10          $   1.00
         Weighted average shares and
             potential dilutive common shares          25,797            25,488


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

BACKGROUND

     The Company commenced operations in August 1993 upon completion of its initial public offering and the simultaneous acquisition of seven hotels with 1,118 rooms. The following chart summarizes information regarding the 60 hotels (the "Hotels") owned at September 30, 1998:


                                         Number of                    Number of
Franchise Affiliation                 Hotel Properties               Rooms/Suites
---------------------                 ----------------               ------------
Full Service Hotels:
        Holiday Inn.......................... 6.........................1,208
        Sheraton............................. 5.........................1,019
        DoubleTree............................1.........................  220
        Ramada Plaza..........................1.........................  234
        Independent...........................2.........................  290
                                            ---                         -----
                 Sub-total...................15.........................2,971
                                            ---                         -----
Extended Stay Hotels:
        Residence Inn........................14.........................1,815
        Homewood Suites.......................1.........................   83
        Hawthorn Suites.......................1.........................  280
                                            ---                         -----
                 Sub-total...................16.........................2,178
                                            ---                         -----
Limited Service Hotels:
        Hampton Inn..........................19.........................2,367
        Courtyard by Marriott.................1.........................  102
        Comfort Inn...........................4.........................  555
        Holiday Inn Express...................5.........................  637
                                            ---                         -----
                 Sub-total...................29.........................3,661
                                            ---                         -----
                 Total.......................60.........................8,810
                                            ---                         -----

The following chart summarizes ownership history for the periods presented:


                                                                    1998      1997
                                                                    --------------

         Hotels owned at beginning of year                           60        53
         Acquisitions and developed Hotels placed into service        5         8
         Sales of Hotels                                             (5)
                                                                   ----      ----
         Hotels owned at end of period                               60        61
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

CHANGE IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board's Emerging Issues Task Force has rescinded EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). The Company filed a Form 10-Q for the third quarter of 1998 in accordance with EITF 98-9. This Form 10-Q/A amends and restates the third quarter results of 1998 to reflect the rescission of EITF 98-9.

RESULTS OF OPERATIONS

Comparison of the three Months ended September 30, 1998 to 1997 and the Nine Months Ended September 30, 1998 to 1997.

         The increase in Lease revenue for the three months ended September 30, 1998 from the comparable period in 1997 is primarily attributable to increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods.

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



                              for the Three Months Ended September 30,
                              ----------------------------------------

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


                              for the Three Months Ended September 30,
                              ----------------------------------------

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

The Partnership is developing the following hotels:



                                                                                    ANTICIPATED
                                                    NUMBER OF        ESTIMATED       OPENING
    FRANCHISE                 LOCATION            ROOMS/SUITES   DEVELOPMENT COSTS   QUARTER
    ----------------------------------            ------------   -----------------   -------
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

         The Company's FFO for the periods ended September 30, 1998 and 1997 was computed as follows:


                                    For the Three Months Ended   For the Nine Months Ended
                                           September 30                September 30
                                           ------------                ------------
                                       1998          1997           1998          1997
                                       ----          ----           ----          ----
                                            (in thousands, except per share amounts)
Income before allocation
   to minority interest               $10,523      $ 11,782       $ 32,955       $ 31,680
Add depreciation                        5,341         4,664         15,406         12,856
Add write-off of merger costs           1,617                        1,617
Add loss on sale of hotel               1,133                          610
Less preferred dividend                  (356)         (356)        (1,056)        (1,056)
                                      -------      --------       --------       --------
FFO                                   $18,258      $ 16,090       $ 49,532       $ 43,480
                                      =======      ========       ========       ========
Weighted average shares and
   partnership units outstanding       27,445        26,959         27,281         26,950
FFO per share                         $  0.67      $   0.60       $   1.82       $   1.61


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



                                    RFS HOTEL INVESTORS, INC.



10/19/99                            /s/ Michael J. Pascal
----------------------              -------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)



10/19/99                            /s/ Robert M. Solmson
----------------------              -------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer