Form 10-Q
period 1999-09-30
RFS HOTEL INVESTORS INC
filed 1999-11-15
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                [X] Yes      No [ ]

      The number of shares of Registrant's Common Stock, $.01 par value, outstanding on September 30, 1999 was 24,989,946.

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

     Item 1. Financial Statements

             RFS Hotel Investors, Inc.

             Consolidated Balance Sheets - September 30, 1999 and
             December 31, 1998                                                    3

             Consolidated Statements of Income - For the three and the
             nine months ended September 30, 1999 and 1998                        4

             Consolidated Statements of Cash Flows - For the nine months
             ended September 30, 1999 and 1998                                    5

             Notes to Consolidated Financial Statements                           6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                    15

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999           1998
                                                        ---------      ---------
                                                       (unaudited)
ASSETS

Investment in Hotel Properties, net                     $ 642,832      $ 624,730
Hotels under development                                    9,931         18,289
Cash and cash equivalents                                   1,705          2,014
Restricted cash                                             1,696          7,809
Accounts receivable-Lessees                                16,088         10,656
Notes receivable                                            4,914          4,949
Deferred expenses, net                                      4,808          5,216
Prepaid and other assets                                    5,999          8,818
Escrow deposits                                             1,510          1,510
                                                        ---------      ---------
                                                        $ 689,483      $ 683,991
                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                   $   4,197      $   5,320
Accrued real estate taxes                                   5,261          2,961
Borrowings on line of credit                               92,307         82,307
Long-term obligations                                     184,689        190,492
Minority interest                                          36,041         35,974
                                                        ---------      ---------
                                                          322,495        317,054
                                                        ---------      ---------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 973,684 shares outstanding                     10             10
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 25,115,946 shares outstanding                 251            251
  Paid-in capital                                         374,959        374,959
  Treasury stock, 126,000 and 110,000 shares               (2,217)        (2,012)
  Distributions in excess of income                        (4,992)        (4,468)
  Unearned directors' and officers' compensation           (1,023)        (1,803)
                                                        ---------      ---------
          Total shareholders' equity                      366,988        366,937
                                                        ---------      ---------
                                                        $ 689,483      $ 683,991
                                                        =========      =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE       FOR THE       FOR THE      FOR THE
                                               3 MONTHS      3 MONTHS      9 MONTHS      9 MONTHS
                                                 ENDED         ENDED         ENDED         ENDED
                                               09/30/99      09/30/98      09/30/99      09/30/98
                                               --------      --------      --------      --------
                                             (unaudited)   (unaudited)   (unaudited)    (unaudited)
Revenue:
  Leases                                       $ 27,600      $ 27,201      $ 77,188      $ 74,825
  Other                                             164           135           540           373
                                               --------      --------      --------      --------
          Total revenue                          27,764        27,336        77,728        75,198
                                               --------      --------      --------      --------
Expenses:
  Real estate taxes and property and
    casualty insurance                            2,312         2,572         7,214         7,540
  Depreciation                                    6,286         5,341        17,658        15,406
  Amortization of franchise fees and
     unearned compensation                          189           152           666           538
  Compensation                                      344           645         1,185         1,686
  Franchise taxes                                    45            45           135           135
  General and administrative                        500           449         1,544         1,826
  Attempted merger expenses                                     1,617                       1,617
  Franchise and lease termination fees            1,284                       1,523
  Loss on sale of hotel properties                   74         1,133            74           610
  Amortization of loan costs                        321           256           891           772
  Interest expense, net                           5,038         4,603        14,369        12,113
                                               --------      --------      --------      --------
          Total expenses                         16,393        16,813        45,259        42,243
                                               --------      --------      --------      --------
Income before minority interest                  11,371        10,523        32,469        32,955

Minority interest                                (1,155)       (1,071)       (3,055)       (3,186)
                                               --------      --------      --------      --------
Net income                                       10,216         9,452        29,414        29,769

Preferred stock dividends                          (356)         (356)       (1,056)       (1,056)
                                               --------      --------      --------      --------
Net income applicable to common
     shareholders                              $  9,860      $  9,096      $ 28,358      $ 28,713
                                               ========      ========      ========      ========
Basic earnings per share                           0.39          0.37          1.13          1.16

Weighted average common shares outstanding       24,990        24,877        25,001        24,713

Diluted earnings per share                         0.39          0.37          1.13          1.15

Weighted average shares outstanding              25,964        25,884        25,984        25,797

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               FOR THE NINE  FOR THE NINE
                                                                  MONTHS        MONTHS
                                                                 SEPT. 30,     SEPT. 30,
                                                                   1999          1998
                                                                 --------      --------
                                                                (unaudited)   (unaudited)

Cash flows from operating activities:
  Net income                                                     $ 29,414      $ 29,769
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                  19,215        16,716
    Income allocated to minority interest                           3,055         3,186
    Loss on sale of hotel properties                                   74           610
    Attempted merger expenses                                                     1,746
    Changes in assets and liabilities:
      Accounts receivable-Lessees                                  (5,432)       (6,149)
      Prepaids and other assets                                     2,819        (2,975)
      Accounts payable and other liabilities                        1,177          (252)
                                                                 --------      --------
            Net cash provided by operating activities              50,322        42,651
                                                                 --------      --------
Cash flows from investing activities:
  Investment in hotel properties and hotels
        under development                                         (28,285)      (71,350)
  Cash paid into reserves                                           6,113        (2,245)
  Cash paid for franchise fees                                        (40)
  Escrow deposits and prepayments under
       purchase agreements                                                         (450)
  Proceeds from sale of hotel properties                              808        19,627
                                                                 --------      --------
           Net cash used by investing activities                  (21,404)      (54,418)
                                                                 --------      --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                     11,040
  Purchase of treasury stock                                                     (2,012)
  Distributions to common and preferred shareholders              (29,938)      (28,890)
  Distributions to limited partners                                (2,966)       (2,890)
  Borrowings on revolving credit agreement                         10,000        52,500
  Redemption of limited partnership units                             (22)          (37)
  Payments on long-term debt obligations                           (5,803)       (8,699)
  Collections on notes receivable                                      35
  Loan fees paid                                                     (533)         (370)
                                                                 --------      --------
            Net cash provided (used) by financing activities      (29,227)       20,642
                                                                 --------      --------
Net decrease in cash and cash equivalents                            (309)        8,875
Cash and cash equivalents at beginning of periods                   2,014         4,131
                                                                 --------      --------
Cash and cash equivalents at end of periods                      $  1,705      $ 13,006
                                                                 ========      ========

Supplemental disclosures of non-cash investing and financing activities:
  In 1998, the Company assumed $19,169 of debt in connection with the purchase of a hotel.
  In 1998, the Company applied a deposit of $20 towards the purchase of land. In 1998, due to the resignation of an officer, the Company cancelled 45,000 shares of restricted common stock which had not vested.
  In 1998, the Company sold a hotel for which the purchaser paid $2,940 in cash and signed a note to the Company for $1,500.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          (DOLLARS IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)

1. ORGANIZATION AND PRESENTATION. RFS Hotel Investors, Inc. and subsidiaries (the "Company"), is a self-administered real estate investment trust ("REIT") and at September 30, 1999, owned approximately 90.7% of RFS Partnership, L.P. (The "Partnership"). The Company owns 100% of 58 hotels, 95% of two hotels and 75% of one hotel at September 30, 1999.

         The Company acquires or develops and owns hotel properties which are leased to third parties.

         These unaudited consolidated financial statements include the accounts of the Company and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1998 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On October 28, 1999, the Company declared a $.385 dividend on each share of Common Stock outstanding to shareholders of record on November 8, 1999 and a $.3625 dividend on each share of Series A Preferred Shares outstanding. The dividend will be paid on November 15, 1999.

3. CALCULATION OF EARNINGS PER SHARE. Calculations of basic and diluted earnings per share are as follows:

                                                 For the Three Months         For the Nine Months
                                                         Ended                       Ended
                                                 9/30/99       9/30/98       9/30/99       9/30/98
                                                 --------      --------      --------      --------
Basic EPS:
Net income                                       $ 10,216      $  9,452      $ 29,414      $ 29,769
Less dividends declared on preferred stock           (356)         (356)       (1,056)       (1,056)
                                                 --------      --------      --------      --------
Net income applicable to common shareholders     $  9,860      $  9,096      $ 28,358      $ 28,713
                                                 ========      ========      ========      ========
Weighted average common shares outstanding         24,990        24,877        25,001        24,713
                                                 ========      ========      ========      ========
Basic Earnings Per Share                         $   0.39      $   0.37      $   1.13      $   1.16

Diluted EPS:
Net income                                       $ 10,216      $  9,452      $ 29,414      $ 29,769
                                                 ========      ========      ========      ========
Weighted average common shares outstanding         24,990        24,877        25,001        24,713
Preferred shares outstanding                          974           974           974           974
Potential dilutive common shares                                     33             9           110
                                                 --------      --------      --------      --------
Weighted average shares and potential
     dilutive common shares outstanding            25,964        25,884        25,984        25,797
                                                 ========      ========      ========      ========
Diluted earnings per share                       $   0.39      $   0.37      $   1.13      $   1.15
                                                 ========      ========      ========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors including those described in the Company's Form 8-K filed with the Securities and Exchange Commission on May 12, 1999 which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

BACKGROUND

         The following chart summarizes information regarding the 61 hotels (the "Hotels") owned at September 30, 1999:

                                            Number of                      Number of
Franchise Affiliation                   Hotel Properties                 Rooms/Suites
---------------------                   ----------------                 ------------
Full Service Hotels:
         Holiday Inn ..........................5..............................953
         Sheraton .............................4..............................757
         Sheraton Four Points..................2..............................516
         DoubleTree............................1..............................220
         Ramada Plaza..........................1..............................234
         Independent...........................2...........................   290
                                              --                            -----
                  Sub-total...................15............................2,970
                                              --                            -----
Extended Stay Hotels:
         Residence Inn........................14............................1,851
         Homewood Suites.......................1...............................83
         TownePlace Suites.....................2............. ................190
         Hawthorn Suites.......................1...........................   280
                                              --                            -----
                  Sub-total...................18............................2,404
                                              --                            -----
Limited Service Hotels:
         Hampton Inn..........................19............................2,367
         Courtyard by Marriott.................1..............................102
         Comfort Inn...........................3..............................472
         Holiday Inn Express...................5...........................   637
                                              --                            -----
                  Sub-total...................28............................3,578
                                              --                            -----
                  Total.......................61............................8,952
                                              ==                           ======

The following chart summarizes ownership history for the periods presented:

                                                                  1999    1998
                                                                  ----    ----
         Hotels owned at beginning of years                        60      60
         Acquisitions and developed Hotels placed into service      1       5
         Sales of Hotels                                                   (5)
                                                                  ----    ----
         Hotels owned at end of periods                            61      60
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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 1999 to 1998 and the Nine Months Ended September 30, 1999 to 1998.

         The increase in Lease revenue for the three and nine months ended September 30, 1999 from the comparable period in 1998 is primarily attributable to increases in revenue per available room ("REVPAR") at the hotels owned throughout both periods offset by the sale of 4 hotels during the third quarter of 1998. Additionally, the Company received $0.7 million as a result of converting the Holiday Inn, Clayton, MO to a Sheraton.

         The following table shows statistical data regarding the Hotels on an actual and a pro forma basis. The pro forma assumes 58 of the 61 hotels owned at September 30, 1999 were owned by the Partnership throughout both periods; it excludes two hotels which were opened since January 1998 and one hotel which was undergoing a major renovation:

                            for the Three Months Ended September 30,
              -----------------------------------------------------------------
                             Actual                        Pro Forma
              -------------------------------- --------------------------------
                                    % Increase                       % Increase
                 1999       1998    (Decrease)   1999         1998   (Decrease)
              ---------   --------- ---------- ---------   --------- ----------
Occupancy         75.9%       78.3%    (3.1)       76.9%       78.8%    (2.5)
ADR           $   88.74   $   85.81     3.4    $   89.27   $   86.40     3.3
RevPAR        $   67.31   $   67.20     1.6    $   68.62   $   68.12     0.7


                            for the Nine Months Ended September 30,
              -----------------------------------------------------------------
                             Actual                        Pro Forma
              -------------------------------- --------------------------------
                                    % Increase                       % Increase
                 1999       1998    (Decrease)   1999         1998   (Decrease)
              ---------   --------- ---------- ---------   --------- ----------
Occupancy         73.9%       75.8%    (2.5)       74.7%       76.4%    (2.3)
ADR           $   88.36   $   83.34     6.0    $   88.68   $   85.21     4.1
RevPAR        $   65.26   $   63.20     3.3    $   66.20   $   65.11     1.7

         Decreases in real estate taxes and property and casualty insurance in 1999 over 1998 are primarily due to the sale of 4 hotels during the third quarter of 1998.

         Increases in depreciation in 1999 over 1998 are due to increases in depreciable assets due to 1999 and 1998 renovation costs at certain of the Hotels.

         Decreases in compensation are due to decreased bonus accruals for the officers of the Company in 1999 over 1998.

         Decreases in general and administrative expenses for the nine months ended September 30, 1999 over 1998 are due to the 1998 write-off of costs incurred in considering formation of a new REIT, Lodging Trust USA, which transaction was not completed.

         In September 1998, $1.6 million of expenses were incurred by the Company in connection with its terminated merger with Equity Inns, Inc.

         A franchise agreement termination fee of $1.3 million was paid in August 1999 related to the conversion of the Holiday Inn, Clayton, MO to a Sheraton Hotel.

         Increases in amortization of loan costs in 1999 over 1998 are due to costs associated with the long-term financing of 10 hotels in December 1998.

         Increases in interest expense in 1999 over 1998 are primarily due to increased borrowings on the Line of Credit and the fixed rate financing of approximately $95 million of debt which was used to repay variable rate borrowings under the Line of Credit. The fixed rate debt carries a higher interest rate than the variable rate Line of Credit.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") to be a widely accepted and appropriate measure of performance for an equity REIT and that it provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income
(loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be comparable to such other REITs. The computation of FFO below is consistent with the NAREIT White Paper Definition of FFO with the exception that the 1999 franchise and lease termination fees and the 1998 non-recurring write-off of merger costs have been added back to calculate FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the periods ended September 30, 1999 and 1998 was computed as follows:

                                        For the Three Months        For the Nine Months
                                                Ended                     Ended
                                            September 30               September 30
                                       ----------------------      ----------------------
                                         1999          1998          1999          1998
                                       --------      --------      --------      --------
                                            (in thousands, except per share amounts)
Income before allocation
     to minority interest              $ 11,371      $ 10,523      $ 32,469      $ 32,955
Depreciation                              6,286         5,341        17,658        15,406
Franchise and lease
     termination fees                     1,284                       1,523
Write-off of merger costs                               1,617                       1,617
Loss on sale of hotel properties             74         1,133            74           610
Preferred stock dividends                  (356)         (356)       (1,056)       (1,056)
                                       --------      --------      --------      --------
FFO                                    $ 18,659      $ 18,258      $ 50,668      $ 49,532
                                       ========      ========      ========      ========
Weighted average shares and
     partnership units outstanding       27,557        27,445        27,577        27,281
FFO per share                          $   0.68      $   0.67      $   1.84      $   1.82
                                       ========      ========      ========      ========

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a bank line of credit (the "Line of Credit") for $100 million. Borrowings under the Line of Credit bear interest at LIBOR. The interest rate was approximately 7.4% at September 30, 1999. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of 5 hotels (collectively, the "Collateral Pool"). The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, total indebtedness and total liabilities limitations and borrowing base to value limitations. The Company was in compliance with these covenants at September 30, 1999. The Company had borrowed $92.3 million on the Line of Credit at September 30, 1999. The Line of Credit expires July 30, 2000.

         The Company is in the process of extending the Line of Credit to July 2003 at the same pricing. There can be no assurances that the Line of Credit will be extended or that the pricing will remain the same.

         The Company has outstanding $75 million of commercial mortgage bonds, (the "Bonds") series 1996-1 as follows:

                       Initial     Balance at
                      Principal   September 30,
          Class         Amount        1999        Rate    Stated Maturity
          -----         ------        ----        ----    ---------------
         Class A     $50 Million     $  41.4      6.83%  August 20, 2008
         Class B     $25 Million     $  25.0      7.30%  November 21, 2011

         Principal payments due on the Class A Bonds are payable based on a 141-month amortization schedule beginning in December 1996 and principal payments on the Class B Bonds are payable based on a 39-month amortization schedule beginning in September 2008. The total monthly principal and interest payments approximate $0.7 million.

         The Company also has outstanding $95.0 million of long-term financing collateralized by 10 of the Hotels. Principal and interest payments, based on a 25-year amortization, of $0.7 million and escrow payments of $0.4 million are due monthly through December 2008 at which time all outstanding principal and interest is due. The debt bears interest at 7.8%.

         The Company has outstanding industrial development bonds ("IDB's"), due in 2001 and bearing interest at a variable rate which, at September 30, 1999 was approximately 4% per year. Interest is payable quarterly and principal is payable annually. The IDB's are collateralized by one hotel and the outstanding balance on September 30, 1999 is $4.4 million.

         The Company has non-recourse debt of $18.9 million at September 30, 1999 which is collateralized by one hotel. This debt bears interest at 8.22%. Principal and interest payments, based on a 25-year amortization of $152 thousand and escrow payments of $50 thousand are due monthly through November 2007, at which time all outstanding principal and interest is due.

         Aggregate principal payments for the fourth quarter of 1999 and the next five years for the debt are as follows (in thousands):

                                                        Amount
                                                        ------
              4th Quarter 1999                         $  4,513
              2000                                       98,481
              2001                                        5,449
              2002                                        5,857
              2003                                        6,296
              2004                                        6,438
              Thereafter                                149,962
                                                       --------
                                                       $276,996
                                                       ========

         Certain significant credit and debt statistics at September 30, 1999 are as follows:

-        Interest coverage ratio of 4.4x
-        Total debt to trailing twelve month EBITDA is 3.3x
-        Weighted average maturity of fixed rate debt is 9.3 years
-        Fixed rate debt is 65% of total debt
-        Debt is equal to 39% of investment in hotel properties, at cost

         The Company budgeted $16.6 million for 1999 capital improvements at 58 of the hotels owned at September 30, 1999. At September 30, 1999, the Partnership had spent approximately $11.2 million of the budgeted amounts. The Partnership will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $5.4 million of expenditures. The Company intends to substantially complete these improvements by the end of the second quarter of 2000.

         The Partnership recently developed a 95-suite TownPlace Suites in Miami West, FL. Total development costs were $6.5 million. This property opened in October 1999. The Partnership is constructing a 40-room addition to the Beverly Heritage Hotel in Milpitas, CA. Construction costs are estimated at $4.0 million. Completion of the addition is expected in the fourth quarter of 1999.

         The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost as defined.

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

YEAR 2000 MANAGEMENT

         Many existing computer programs have been designed to use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Beginning in the fourth quarter of 1997, the Company began evaluating the impact of the Year 2000
(Y2K) problem on its systems. The only Company owned software package that was not Y2K compliant was the accounting system of the Company. The Company purchased a new accounting system in January of 1998. The Company has been converting to the new format and plans to go live in the fourth quarter of 1999. All computers passed the Y2K check, as well as the phone system and other hardware.

          In late 1997, the Company also began inquiring of its Lessees regarding the operation of the Lessee's systems at properties owned by the Company. The Company has been advised by its Lessees and management companies that the systems at the properties (reservation, accounting, etc.) are being upgraded where necessary by the appropriate management company. Since the Company depends on its Lessees and management companies for revenue information at the hotels in order to calculate percentage rent due to the Company under the leases, any Y2K problem which affects revenue accounting by the Lessees or management companies at the Company's hotels could have a material adverse impact on the Company's business. Although we do not believe the Y2K issue will materially affect our operations, we cannot assure you that our Y2K remediations will be fully in compliance, nor can we assure you that any third party, on whose data or services we rely, will be fully in compliance. Testing will continue throughout the remainder of 1999 on both the new and old software to verify its operation. The Company is in the process of obtaining a statement from its vendors about their Y2K statues. The Company estimates its total cost related to the Y2K issue to be not more than $600,000.

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


                                RFS HOTEL INVESTORS, INC.



November 15, 1999               /s/ Michael J. Pascal
---------------------           ------------------------------------------------
Date Michael J. Pascal, Secretary and Treasurer (Principal Financial and Accounting Officer)



November 15, 1999               /s/ Robert M. Solmson
---------------------           ------------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer