Form 10-K
period 1999-12-31
RFS HOTEL INVESTORS INC
filed 2000-03-28
CIK 906408

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER 34-0-22164
                           RFS HOTEL INVESTORS, INC.
             (Exact name of Registrant as specified in its Charter)

                         TENNESSEE                                                   62-1534743
              (State or other jurisdiction of                                     (I.R.S. Employer
              incorporation or organization)                                   Identification Number)
            850 RIDGE LAKE BOULEVARD, SUITE 200
                    MEMPHIS, TENNESSEE                                                  38120
         (Address of principal executive offices)                                    (Zip Code)

      Registrant's telephone number, including area code:  (901) 767-7005

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

                            NEW YORK STOCK EXCHANGE
                                (Name of Market)
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $264,009,745 based on the last sale price in the New York Stock Exchange for such stock on March 14, 2000.

     The number of shares of the Registrant's Common Stock outstanding was 24,559,046 as of March 14, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated into Part I and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at December 31, 1999, owned interests in 62 hotels with 9,086 rooms located in 24 states (collectively the "Hotels"). RFS owns an approximate 90.7% interest in RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

     In 1999, the Company received 40% of its lease revenue from full service hotels, 31% from extended stay hotels and 29% from limited service hotels.

     The Company believes that owning a hotel portfolio diversified by brand, market segment and geography is the best way to get the highest risk-adjusted return on investment over time.

     The following summarizes additional information for the 62 hotels owned at December 31, 1999:

                                                                                       1999
FRANCHISE AFFILIATION                           HOTEL PROPERTIES   ROOMS/SUITES   LEASE REVENUE
---------------------                           ----------------   ------------   --------------
                                                                                  (IN THOUSANDS)
Full Service hotels:
  Holiday Inn.................................          5               953          $ 9,844
  Sheraton Four Points........................          2               516            8,681
  Sheraton....................................          4               757            7,882
  Independent.................................          2               326            6,705
  DoubleTree..................................          1               220            3,587
  Ramada Plaza(1).............................          1               234            2,858
                                                       --             -----          -------
                                                       15             3,006           39,557
                                                       --             -----          -------
Extended Stay hotels:
  Residence Inn by Marriott...................         14             1,851           25,267
  Hawthorn Suites.............................          1               280            3,147
  TownePlace Suites by Marriott...............          3               285            1,226
  Homewood Suites by Hilton...................          1                83              798
                                                       --             -----          -------
                                                       19             2,499           30,438
                                                       --             -----          -------
Limited Service hotels:
  Hampton Inn.................................         19             2,368           18,204
  Holiday Inn Express.........................          5               637            6,443
  Comfort Inn.................................          3               474            3,074
  Courtyard by Marriott.......................          1               102            1,246
                                                       --             -----          -------
                                                       28             3,581           28,967
                                                       --             -----          -------
          Total...............................         62             9,086          $98,962
                                                       ==             =====          =======

---------------

(1) To be converted to a Hilton full-service hotel in the second quarter of 2000.

     The following summarizes the number of hotels owned for the periods presented:

                                                              1999   1998   1997
                                                              ----   ----   ----
Hotels owned at beginning of years..........................   60     60     53
  Acquisitions and developed hotels placed into service.....    2      6     10
Sales of hotels.............................................          (6)    (3)
                                                               --     --     --
  Hotels owned at end of years..............................   62     60     60
                                                               ==     ==     ==

     At December 31, 1999, the Company leased 52 hotels to wholly owned subsidiaries of Hilton Hotels Corporation ("Hilton"), six hotels to three other lessees and four hotels were not leased. Fifty-one hotels are managed by wholly owned subsidiaries of Hilton and 11 hotels are managed by six other third-party management companies. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's recent agreement with Hilton which provides the Company with the right to terminate its leases with Hilton upon payment of certain amounts.

     RFS, Inc., the wholly owned subsidiary of Hilton that leases 52 hotels, has elected to provide its audited financial statements to the Company for inclusion elsewhere in this Form 10-K. See "Index to Financial Statements" at page F-1.

GROWTH STRATEGIES

     The Company's business objectives are to increase funds from operations and enhance shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, (ii) selectively acquiring hotels that have been underperforming due to the lack of sufficient capital improvements, poor management or franchise affiliation, and
(iii) selectively disposing of hotels that have reached their earnings potential or may in management's judgment, suffer adverse changes in their local market, or require inordinately large capital outlays.

     A part of the Company's asset management program is the licensing of all but two of its Hotels under nationally franchised brands. The Company believes that franchised properties generally have higher levels of occupancy and average daily rate ("ADR") than properties which are unfranchised due to access to national reservation systems and advertising and marketing programs provided by franchisors.

     During 1999, the Company spent $12.1 million of its budgeted $16.6 million on capital improvements to its Hotels. The remaining $4.5 million is expected to be completed by the second quarter of 2000. The Company expects to spend $21.3 million on capital improvements to its Hotels in 2000. Additionally, approximately $6.5 million will be spent in 2000 at the Company's hotel in the Fisherman's Wharf district of San Francisco, California to convert this hotel from a Ramada Plaza to a Hilton full service hotel. The remaining capital improvements are primarily designed to enhance revenues and/or the guests' experience.

     Currently, the Company's acquisition growth strategy has been curtailed due to a variety of factors including the difficulty of obtaining equity financing at prices deemed appropriate by management.

FINANCING

     The Company believes that there is a competitive advantage in maintaining a conservative capital structure and limiting the use of leverage. The Company's Board of Directors has adopted a policy of limiting the amount of debt the Company will incur to an amount not in excess of 40% of the Company's investment in hotel properties at cost. The Board of Directors may change the debt policy at any time without shareholder approval.

     At December 31, 1999, the Company has relatively low leverage as evidenced by the following credit and debt statistics:

     - Trailing twelve month interest coverage ratio of 4.4x

     - Total debt to EBITDA of 3.3x

     - Weighted average maturity of fixed rate debt of 9.2 years

     - Fixed interest rate debt equal to 63% of total debt

     - Debt equal to 38.7% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

     The Company increased the availability under its Line of Credit from $100 million to $130 million effective January 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 7.8% at December 31, 1999. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at December 31, 1999.

COMPETITION

     Substantially all of the Hotels are located in developed areas that include other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and RevPar of the Hotels. New, competing hotels may be opened in the Company's markets which could materially and adversely affect hotel operations.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent.

EMPLOYEES

     At December 31, 1999, the Company had a total of 22 employees. Robert M. Solmson, (age 52), Chairman of the Board and Chief Executive Officer, Randy L. Churchey, (age 39), President and Chief Operating Officer, Michael J. Pascal, (age 41), Executive Vice President and Chief Financial Officer, Secretary and Treasurer, Angie Mock (age 36) Executive Vice President of Asset Management and Craig Hofer (age 40), President of Centrafuse, Inc. each have employment agreements with the Company. Information with respect to these employment agreements is incorporated by reference to the Company's Proxy Statement.

TAX STATUS

     The Company operated and intends to continue to operate so as to qualify as a REIT under the federal income tax laws. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that owns hotel properties. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.

     New regulations, administrative interpretations or court decisions could adversely affect our qualification as a REIT or the federal income tax consequences of such qualification. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. We also would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

     On December 17, 1999, the Ticket to Work and Work Incentive Improvement Act of 1999 (the "Act") was signed into law. The Act includes several REIT provisions (the "REIT Provisions"). The REIT Provisions generally will be effective January 1, 2001 and will overhaul the existing tax rules applicable to taxable subsidiaries of REITs. Under the REIT Provisions, we will be allowed to own all of the stock in taxable REIT subsidiaries ("TRSs"). In addition, a TRS will be allowed to perform "non-customary" services for our hotel guests and will be allowed to enter into many new businesses. However, a TRS will not be allowed to franchise or manage hotels. The TRS would be allowed to enter into management contracts for our hotels, with independent third party management companies. The use of TRSs, however, would be subject to restrictions, including the following:

     - no more than 20% of the REIT's assets may consist of securities of TRSs,

     - the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT would be limited, and

     - a 100% excise tax would be imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.

     We expect to restructure our ownership interests in our current taxable subsidiaries and establish additional taxable subsidiaries once the Act is effective.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

HOTEL OPERATING RISKS

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

     The Company must rely on the lessees to generate sufficient cash flow from the operations of the Hotels to enable the lessees to meet the rent obligations under the Percentage Leases. The rent obligations under the Percentage Leases are unsecured and are not guaranteed. At December 31, 1999, the lessees were in compliance with the provisions of the Percentage Leases.

ENVIRONMENTAL RISKS

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at the property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Thus, if such liability were to arise in connection with the ownership and operation of the Hotels, the Company, the lessees, the managers, as the case may be, may be potentially liable for such costs.

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

     The Phase I ESA for the Hampton Inn -- Airport in Indianapolis, indicated that the Indianapolis Hotel disposes of approximately 10% of its solid waste at a facility that is a state Superfund site. Such a site may be subject to investigation and remediation under the federal and state Superfund laws, and persons that sent hazardous substances to the site may be jointly and severally liable for the costs of the that work. The Phase I ESA report states that solid waste from the Indianapolis Hotel was disposed of into a domestic waste cell of the facility. A state official informed the engineering firm conducting the Phase I ESA that this domestic waste cell is segregated by a containment structure and is adjacent to, but not part of, the Superfund site. The Phase I audit did not indicate that the Indianapolis Hotel has arranged for the disposal of any hazardous substances at this facility. If the Indianapolis Hotel in fact arranged for such disposal, however, it could be found liable for at least a part of any response costs.

     Each former owner of the Hotels has represented to the Company that it knows of no hazardous substance or PCBs in, on, or under the hotels or the real property upon which the Hotels are situated. With respect to the Hotels each such former owner will remain liable for all claims and costs arising from a breach of such representation. In addition, the seller of the Hotel will remain liable for all costs and claims incurred by the Company with respect to which the Phase I ESA reports recommended corrective or remedial action, specifically removal by the former owner of the Hotel in Clayton, Missouri of asbestos materials. The Company believes the former owners of the Hotels have, and will have, sufficient assets to satisfy their obligations to the Company which might reasonably be expected to arise under the contacts pursuant to which such properties were acquired by the Partnership. There can be no assurances, however, that such former owners will be able to satisfy any of such obligations.

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

POTENTIAL TAX RISKS

     In order to qualify as a REIT, each year the Company must pay out to its stockholders at least 95% of its taxable income (other than any net capital gain). In addition, the Company would be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year were less than the minimum amount specified under federal tax laws. The Company has paid out and intends to continue to pay out its income to its stockholders in a manner intended to satisfy the 95% test and to avoid the 4% tax. In doing so, the Company may be required to borrow money or sell assets to pay out enough of its taxable income to satisfy the 95% test and to avoid the 4% tax in a particular year.

OWNERSHIP LIMITATION

     In order for the Company to maintain its status as a REIT, no more than 50% in value of its outstanding stock may be owned (actually or constructively under the applicable tax rules) by five or fewer persons during the last half of any taxable year. The Company's Charter prohibits, subject to certain exceptions, any person from owning more than 9.9% (determined in accordance with the Internal Revenue Code and the Securities Exchange Act of 1934, as amended) of the number of outstanding shares of any class of its capital stock. The Company's Charter also prohibits any transfer of its capital stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in the Company failing to qualify as a REIT. Any attempted transfer in violation of the Charter prohibitions will be void and the intended transferee will not acquire any right in the shares resulting in such violation. The Company has the right to take any lawful action that it believes necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of capital stock in violation of its Charter.

     If a person holds or attempts to acquire shares in excess of the Company's ownership and transfer restrictions, these shares will be immediately designated as "shares-in-trust" and transferred automatically and by operation of law, in trust, to a trustee designated by the Company. The trustee will have the right to receive all distributions on, to vote and to sell these shares. The holder of the excess shares will have no right or interest in these shares, except the right (under certain circumstances) to receive the lesser of: (i) the proceeds of any sale of these shares by the trustee to a permitted owner and (ii) the amount paid for these shares (or the market value of these shares, determined in accordance with the Charter, if the shares were received by gift, bequest or otherwise without payment). Accordingly, the record owner of any shares designated as shares-in-trust would suffer a financial loss if the price at which these shares are sold to a permitted owner is less than the price paid for these shares.

ITEM 2.  PROPERTIES

     The following sets forth information regarding the Hotels in which the Company had an ownership interest at December 31, 1999:

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                         -----------------------------------------
                                      DATE     NUMBER         ROOM
                                     OPENED   OF ROOMS      REVENUE       LEASE REVENUE    REVPAR
                                     ------   --------   --------------   --------------   -------
                                                         (IN THOUSANDS)   (IN THOUSANDS)
FULL SERVICE
BEVERLY HERITAGE
  Milpitas, CA(3)..................   1988       232        $ 7,270          $ 4,552       $ 99.28
DOUBLETREE
  San Diego, CA(3).................   1990       220          7,035            3,587         87.60
HOLIDAY INN
  Columbia, SC(3)..................   1969       175          3,067            1,066         48.01
  Crystal Lake, IL(3)..............   1988       196          5,283            2,758         73.84
  Flint, MI(3).....................   1990       171          4,824            2,656         77.28
  Lafayette, LA(3).................   1983       242          4,121            1,631         46.66
  Louisville, KY(3)................   1970       169          2,676            1,053         43.38
HOTEL REX
  San Francisco, CA(4).............   1912        94          4,108            2,153        119.73
RAMADA PLAZA
  San Francisco, CA(2).............   1976       234          8,208            2,858         96.10
SHERATON FOUR POINTS
  Bakersfield, CA(3)...............   1983       197          3,526            1,404         49.04
  Pleasanton, CA(3)................   1985       214          5,799            3,346         74.24

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                         -----------------------------------------
                                      DATE     NUMBER         ROOM
                                     OPENED   OF ROOMS      REVENUE       LEASE REVENUE    REVPAR
                                     ------   --------   --------------   --------------   -------
                                                         (IN THOUSANDS)   (IN THOUSANDS)
SHERATON
  Birmingham, AL(4)................   1984       205        $ 3,595          $   948       $ 48.04
  Clayton, MO(3)...................   1965       255          5,510            2,712         59.20
  Milpitas, CA(3)..................   1988       229          8,748            4,881        104.66
  Sunnyvale, CA(3).................   1980       173          7,100            3,952        112.42
                                               -----        -------          -------
                                               3,006         80,870           39,557         74.48
                                               -----        -------          -------
EXTENDED STAY
HAWTHORN SUITES
  Atlanta, GA(3)...................   1984       280          6,224            3,147         60.90
HOMEWOOD SUITES BY
HILTON
  Chandler, AZ(4)..................   1998        83          1,771              798         58.47
RESIDENCE INN BY
MARRIOTT
  Ann Arbor, MI(3).................   1985       114          3,245            1,655         77.98
  Atlanta, GA(3)...................   1987       128          3,172            1,450         67.89
  Charlotte, NC(3).................   1984       116          3,359            1,734         79.33
  Fishkill, NY(3)..................   1988       136          4,559            2,178         91.84
  Ft. Worth, TX(3).................   1983       120          3,378            1,612         77.13
  Jacksonville, FL.................   1997       120          2,916            1,329         66.57
  Kansas City, MO(3)...............   1987        96          2,547              987         72.70
  Orlando, FL(3)...................   1984       176          5,352            2,473         83.31
  Sacramento, CA(3)................   1987       176          5,032            2,568         78.33
  Torrance, CA(3)..................   1984       247          7,724            3,796         85.68
  Tyler, TX(3).....................   1985       128          2,516              903         53.86
  Warwick, RI(3)...................   1989        96          3,550            1,660        101.31
  West Palm Beach, FL..............   1998        78          2,044              979         71.80
  Wilmington, DE(3)................   1989       120          3,871             1943         88.38
TOWNEPLACE SUITES BY
MARRIOTT
  Fort Worth, TX(1)(4).............   1998        95          1,221              617         35.20
  Miami West, FL(1)................   1999        95            305              163         36.43
  Miami Lakes, FL(1)...............   1999        95            819              446         41.67
                                               -----        -------          -------
                                               2,499         63,605           30,438         73.04
                                               -----        -------          -------
LIMITED SERVICE
COMFORT INN
  Farmington Hills, MI(3)..........   1987       135          2,275            1,190         46.16
  Ft. Mill, SC(3)..................   1987       153          2,028              853         36.28
  Marietta, GA(3)..................   1989       186          2,477            1,031         36.88
COURTYARD
  Flint, MI(3).....................   1996       102          2,433            1,245         65.35

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                         -----------------------------------------
                                      DATE     NUMBER         ROOM
                                     OPENED   OF ROOMS      REVENUE       LEASE REVENUE    REVPAR
                                     ------   --------   --------------   --------------   -------
                                                         (IN THOUSANDS)   (IN THOUSANDS)
HAMPTON INN
  Bloomington, MN(3)...............   1994       135        $ 2,836          $ 1,423       $ 57.55
  Chandler, AZ(3)..................   1997       101          1,647              778         44.67
  Denver, CO(3)....................   1985       138          1,619              569         32.14
  Ft. Lauderdale, FL(3)............   1986       123          2,142              805         48.11
  Hattiesburg, MS(3)...............   1988       154          2,165            1,040         38.51
  Houston, TX(3)...................   1996       119          2,009              883         46.24
  Indianapolis, IN(3)..............   1994       131          2,511            1,310         52.51
  Jacksonville, FL.................   1998       118          2,391            1,145         55.50
  Lakewood, CO(3)..................   1987       150          2,147              860         39.21
  Laredo, TX(3)....................   1995       119          2,407            1,125         55.38
  Lincoln, NE(3)...................   1983       111          2,091            1,040         51.61
  Memphis, TN(3)...................   1992       120          1,970              857         44.97
  Minnetonka, MN(3)................   1990       127          2,091            1,073         45.10
  Oklahoma City, OK(3).............   1986       134          2,125              895         43.44
  Omaha, NE(3).....................   1985       129          2,163            1,063         45.94
  Plano, TX(3).....................   1996       131          1,780              741         37.23
  Sedona, AZ(3)....................   1997        56          1,180              514         57.72
  Tulsa, OK(3).....................   1986       148          2,231            1,006         41.29
  Warren, MI(3)....................   1988       124          2,112            1,077         46.66
HOLIDAY INN EXPRESS
  Arlington Heights, IL(3).........   1989       125          2,627            1,448         57.57
  Austin, TX(3)....................   1992       125          2,151              991         47.14
  Bloomington, MN(3)...............   1987       142          3,111            1,487         60.02
  Downers Grove, IL(3).............   1984       123          2,475            1,292         55.13
  Wauwatosa, WI(3).................   1984       122          2,322            1,226         52.15
                                               -----        -------          -------
                                               3,581         61,516           28,967         47.10
                                               -----        -------          -------
          TOTAL/AVERAGE............            9,086        $205,991         $98,962         63.13
                                               =====        =======          =======

---------------

(1) Represents operations since the opening of the hotel in November 1998, June 1999 and November 1999 for the TownePlace Suites in Ft. Worth, TX, for the TownePlace Suites in Miami Lakes, FL and Miami West, FL, respectively.
(2) The Ramada Plaza hotel is to be converted to a Hilton full service hotel in the second quarter of 2000.
(3) Leased to a wholly owned subsidiary of Hilton.
(4) Lease revenue represents net operating income from this non-leased hotel.

MASTER AGREEMENT WITH ONE OF THE LESSEES, RFS, INC.

     The Company has entered into a master agreement (the "Master Agreement"), with one of the lessees, RFS, Inc., a wholly owned subsidiary of Hilton. Under the Master Agreement, the Company has granted to RFS, Inc., a right of first offer and right of first refusal (the "Right of First Refusal") to lease hotels acquired by the Company prior to February 27, 2006 (the "Term"), subject to agreeing upon economic terms.

     The Company may terminate the Right of First Refusal at any time following February 27, 2003, in the event the hotels leased by RFS, Inc. during the seven-year period ending February 27, 2003 fail to meet certain financial performance goals. The Company may also terminate the Right of First Refusal:
(i) upon the occurrence under a lease of an "Event of Default" by the lessee;
(ii) in the event the Company's status as a real estate investment trust is terminated and the leases are terminated by the Company, and the Company

(a) redeems all outstanding Series A Preferred Stock owned by the RFS, Inc. at a price per share equal to the greater of (A) $19.00 or (B) the average sales prices for the Company's Common Stock for the ten trading days prior to the closing date, (b) the Company pays RFS, Inc. the fair market value of the remaining terms of the leases and (c) if such termination occurs prior to February 27, 2006, the Company pays RFS, Inc. an amount equal to $5 million minus $42 thousand for each calendar month which has expired since February 27, 1996; or (iii) if RFS, Inc. fails to maintain a minimum net worth of $15 million during the term of any lease or defaults under the terms of the Master Agreement.

     The lessee is required to maintain a $15 million tangible net worth (as defined) during the terms of the leases. The Master Agreement provides that there can be no change in control of RFS, Inc. without prior consent of the Company.

     Under the January 26, 2000 agreement with Hilton as described in Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Right of First Refusal will be terminated if the Company exercises its right to terminate the leases with Hilton.

THE PERCENTAGE LEASES

     At December 31, 1999, the Company leased 52 hotels to wholly owned subsidiaries of Hilton, six hotels to three other lessees and four hotels were not leased.

     The principal terms of the Percentage Leases are summarized below, although certain terms vary from hotel to hotel.

     Term: The Percentage Leases typically have an initial stated term of 15 years.

     Rent: The Annual Base Rent is typically set at approximately 7% of the cost of the hotel. Base Rent accrues and is payable monthly. The Percentage Rent is calculated in three tiers as follows:

PROPERTY TYPE                                     FIRST TIER   MIDDLE TIER    TOP TIER
-------------                                     ----------   -----------   ----------
Full Service(1).................................  17% to 53%   30% to 70%    50% to 75%
Extended Stay...................................  24% to 41%   45% to 50%    60% to 72%
Limited Service.................................  20% to 47%      N/A        50% to 76%

---------------

(1) Percentage Rent formula also includes 20% of food and beverage revenue and 5% of food revenue.

     The specific rent terms for each Percentage Lease for each Hotel are set forth in Exhibit 10.2(a) to this Form 10-K.

     The Base Rent and Percentage Rent thresholds for each year are adjusted to reflect any year-to-year changes in the consumer price index ("CPI") in the two preceding years. Approximately 40% of the Company's lease revenue was derived from Base Rent in 1999.

     Maintenance and Modifications. Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the hotels, including exterior walls (excluding plate glass) and the roof of each Hotel. The Company is required to fund capital improvements at the Hotels subject to (i) the Company's right to approve capital budgets and (ii) the Company's right in its sole discretion to refuse to make any capital expenditures required by a franchisor. Otherwise, the lessees are required, at their expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Hotels in good order and repair.

     Insurance and Property Taxes. The Company is responsible for paying real estate taxes and casualty insurance premiums on the Hotels. The lessees are required to pay or reimburse the Company for all other insurance on the Hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the Hotels and name the Company as an additional insured.

     Indemnification. Under each of the Percentage Leases, the lessees have agreed to indemnify, for certain losses relating to the Hotels, including losses related to any accident or injury to person or property, certain environmental liability, taxes and assessments and the sale or consumption of alcoholic beverages.

     Assignment and Subleasing. The Lessees are not permitted to sublet all or any part of the Hotels or assign its interest under any of the Percentage Leases, other than to an affiliate of the lessees, without the prior written consent of the Company.

     Events of Default. Events of Default under the Percentage Leases include, among others, the following:

          (i) the breach by the lessee of any term of the lease that is not cured within specific periods or an Event of Default under any other lease; or

          (ii) if the lessees voluntarily discontinue operations of a Hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

          (iii) if the franchise agreement with respect to a Hotel is terminated by the franchisor as a result of any action or failure to act by the lessees or its agents, other than a failure to complete a capital improvement required by the franchisor as a result of the Company's failure to fund the capital improvement; or

          (iv) if the lessees default under the Master Agreement.

     Termination of Percentage Leases on Disposition of the Hotels. In the event the Company enters into an agreement to sell or otherwise transfer a Hotel, the Company will have the right to terminate the Percentage Lease with respect to such Hotel and either (i) pay the lessees the fair market value of the lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated or (ii) within 120 days of termination of the lease, offer to lease to the lessee a substitute hotel on terms that would create a leasehold interest in such Hotel with a fair market value equal to or exceeding the fair market value of the lessee's remaining leasehold interest under the Percentage Lease to be terminated.

     Franchise License. The lessees are the licensee under the franchise licenses on the hotels currently owned by the Company. Upon the occurrence of certain events of default by the lessees under a franchise license, each franchisor has agreed to transfer the franchise license for the hotel to the Partnership (or its designee). The Company anticipates that the franchisors of the hotels currently under contract will agree to a similar arrangement. In exchange, the Company has guaranteed all of the lessees' franchise payments under the franchise agreements.

     Other Lease Covenants. RFS, Inc. has agreed during the term of the Percentage Leases to maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of not more than 50%, exclusive of capitalized leases. Management fees paid to affiliates of the lessees are subordinated to the lease payments.

     Breach by Company. If the Company fails to cure a breach by it under a Percentage Lease, the lessees may purchase the relevant Hotel from the Company for a purchase price equal to the Hotel's then fair market value. Upon notice from the lessees that the Company has breached the lease, the Company has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently is not involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RFS". The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such exchange and the dividends declared per share:

                                                                                DIVIDEND
                                                              STOCK PRICE       DECLARED
                                                          -------------------   ---------
                                                            HIGH       LOW      PER SHARE
                                                            ----       ---      ---------
1999
First Quarter...........................................  $ 13.125   $10.4375    $0.385
Second Quarter..........................................     14.50    11.3125     0.385
Third Quarter...........................................    12.625     10.875     0.385
Fourth Quarter..........................................   12.1875     10.125     0.385
1998
First Quarter...........................................  $ 20.125   $  17.50    $0.375
Second Quarter..........................................   21.4374    17.9375     0.375
Third Quarter...........................................   20.1875      12.00     0.385
Fourth Quarter..........................................   14.4375       9.50     0.385

(b) Holders

     The number of holders of record of shares of Common Stock was 328 as of March 14, 2000.

(c) Distributions

     The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock each quarter since its inception.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation. Distributions made in 1999, 1998 and 1997 were considered 100% ordinary income for federal income tax purposes.

     The Company currently anticipates that it will maintain at least the current dividend rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

                            SELECTED FINANCIAL DATA

                                               1999       1998       1997        1996       1995
                                             --------   --------   ---------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Total revenue..............................  $ 99,662   $ 96,927   $  83,069   $ 61,986   $ 48,307
Net income.................................    34,990     34,068      34,232     34,587     30,646
Net income applicable to common
  shareholders.............................    33,578     32,656      32,820     33,392     30,646
Diluted earnings per share.................      1.34       1.31        1.34       1.37       1.26
BALANCE SHEET DATA:
Total assets...............................   687,242    683,991     617,128    499,129    376,926
Total debt.................................   282,278    272,799     208,909    133,064     30,186
Shareholders' equity.......................   361,283    366,937     362,070    357,482    388,813
OTHER DATA (UNAUDITED):
Funds from operations......................    63,010     63,030      55,263     45,723     39,663
FFO per share..............................      2.29       2.31        2.05       1.85       1.61
EBITDA.....................................    86,116     82,756      70,033     51,280     41,101
Ratio of EBITDA to interest
                      expense..............       4.4        4.9         6.1       16.0       69.4
Ratio of Debt to EBITDA....................       3.3        3.4         3.0        2.6        0.7
Dividends paid per share...................      1.54       1.51       1.455       1.39       1.18
CASH FLOWS DATA:
Cash provided by operating activities......    66,837     55,092      58,590     46,448     38,896
Cash used by investing activities..........   (26,580)   (65,932)   (140,751)   (74,518)   (74,028)
Cash provided (used) by financing
  activities...............................   (36,358)     8,723      28,357     83,325     (7,838)

                        QUARTERLY RESULTS OF OPERATIONS

                                                    FIRST    SECOND     THIRD    FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999:
  OPERATING DATA:
  Total revenue..................................  $23,726   $26,238   $27,764   $21,934   $99,662
  Net income.....................................    8,424    10,774    10,216     5,576    34,990
  Net income applicable to Common Shareholders...    8,076    10,422     9,860     5,220    33,578
  Diluted earnings per share.....................     0.32      0.41      0.39      0.21      1.34
  OTHER DATA:
  Funds From Operations..........................   14,782    17,227    18,659    12,342    63,010
  FFO per share..................................     0.54      0.62      0.68      0.45      2.29
  Dividends paid per share.......................    0.385     0.385     0.385     0.385      1.54
1998:
  OPERATING DATA:
  Total revenue..................................  $22,109   $25,753   $27,336   $21,729   $96,927
  Income before minority interest................    9,761    12,671    10,523     4,768    37,723
  Net income.....................................    8,825    11,492     9,452     4,299    34,068
  Net income applicable to Common Shareholders...    8,477    11,140     9,096     3,943    32,656
  Diluted earnings per share.....................     0.35      0.44      0.37      0.16      1.31
  OTHER DATA:
  Funds From Operations..........................   13,808    17,466    18,258    13,498    63,030
  FFO per share..................................     0.51      0.64      0.67      0.49      2.31
  Dividends paid per share.......................    0.375     0.375     0.375     0.385      1.51
1997:
  OPERATING DATA:
  Total revenue..................................  $17,907   $21,747   $23,862   $19,553   $83,069
  Net income.....................................    7,694    10,308    10,667     5,563    34,232
  Net income applicable to Common Shareholders...    7,346     9,956    10,311     5,207    32,820
  Diluted earnings per share.....................      0.3      0.41      0.42      0.21      1.34
  OTHER DATA:
  Funds From Operations..........................   12,089    15,301    16,090    11,783    55,263
  FFO per share..................................     0.45      0.57      0.60      0.44      2.05
  Dividends paid per share.......................     0.36      0.36      0.36     0.375     1.455

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

  General

     At December 31, 1999, the Company owned interests in 62 Hotels with 9,086 rooms located in 24 states. RFS owns an approximate 90.7% interest in the Operating Partnership.

     In 1999, the Company received 40% of its lease revenue from full service hotels, 31% from extended stay hotels and 29% from limited service hotels. The Company believes that owning a hotel portfolio diversified by brand, market segment and geography is the best way to get the highest risk-adjusted return on investment over time. The following summarizes additional information for the 62 Hotels owned at December 31, 1999:

FRANCHISE AFFILIATION                        HOTEL PROPERTIES   ROOMS/SUITES   1999 LEASE REVENUE
---------------------                        ----------------   ------------   ------------------
                                                                                 (IN THOUSANDS)
Full Service hotels:
  Holiday Inn..............................          5               953            $ 9,844
  Sheraton Four Points.....................          2               516              8,681
  Sheraton.................................          4               757              7,882
  Independent..............................          2               326              6,705
  DoubleTree...............................          1               220              3,587
  Ramada Plaza(1)..........................          1               234              2,858
                                                    --             -----            -------
                                                    15             3,006             39,557
                                                    --             -----            -------
Extended Stay hotels:
  Residence Inn by Marriott................         14             1,851             25,267
  Hawthorn Suites..........................          1               280              3,147
  TownePlace Suites by Marriott............          3               285              1,226
  Homewood Suites by Hilton................          1                83                798
                                                    --             -----            -------
                                                    19             2,499             30,438
                                                    --             -----            -------
Limited Service hotels:
  Hampton Inn..............................         19             2,368             18,204
  Holiday Inn Express......................          5               637              6,443
  Comfort Inn..............................          3               474              3,074
  Courtyard by Marriott....................          1               102              1,246
                                                    --             -----            -------
                                                    28             3,581             28,967
                                                    --             -----            -------
          Total............................         62             9,086            $98,962
                                                    ==             =====            =======

---------------

(1) To be converted to a Hilton full-service hotel in the second quarter of 2000.

     The following summarizes the number of hotels owned for the periods presented:

                                                              1999   1998   1997
                                                              ----   ----   ----
Hotels owned at beginning of years..........................   60     60     53
Acquisitions and developed hotels placed into service.......    2      6     10
Sales of hotels.............................................   --     (6)    (3)
                                                               --     --     --
Hotels owned at end of years................................   62     60     60
                                                               ==     ==     ==

     At December 31, 1999, the Company leased 52 hotels to wholly owned subsidiaries of Hilton, six hotels to three other lessees and four hotels were not leased. Fifty-one hotels are managed by wholly owned subsidiaries of Hilton and 11 hotels are managed by six other third-party management companies.

RESULTS OF OPERATIONS

  Comparison of the Years Ended December 31, 1999 and 1998

     Revenues

     Lease revenue increased 2.7% in 1999 over 1998 due primarily to (i) an average increase in RevPar at the 57 comparable hotels of 1.5% which resulted in a 2.6% increase in lease revenues; (ii) one hotel opened in 1998, and two hotels opened in 1999; and, (iii) a 40-room addition to the Beverly Heritage hotel in Milpitas, California. These increases were partially offset by the sale of five hotels during the latter half of 1998 and a decrease in RevPar at two hotels undergoing major renovation in 1999.

     The following shows hotel operating statistics for the 57 comparable hotels for the year ended December 31, 1999. Excluded are one hotel opened in 1998, two hotels opened in 1999, and two hotels undergoing major renovations in 1999 (Ramada Plaza in the Fisherman's Wharf district of San Francisco, California to be converted to a Hilton full service hotel in the second quarter 2000 and the Sheraton hotel in Birmingham, Alabama):

                   57 COMPARABLE HOTELS OPERATING STATISTICS

                                   LEASE REVENUE                ADR                OCCUPANCY              REVPAR
                              -----------------------   --------------------   -----------------    -------------------
                                            VARIANCE               VARIANCE            VARIANCE               VARIANCE
SEGMENT                          1999       VS. 1998     1999      VS. 1998    1999    VS. 1998      1999     VS. 1998
-------                       ----------   ----------   -------   ----------   ----   ----------    ------   ----------
                                 (IN
                              THOUSANDS)
                              ----------
Full Service................   $35,070         4.5%     $103.24      4.8%      72.3%        (0.9)%  $74.62          3.8%
Extended Stay...............    29,213         5.8        95.24      3.2       79.6         (1.0)    75.81          2.2
Limited Service.............    28,967        (2.6)       68.86      2.9       68.4         (4.6)    47.10         (1.9)
          Total.............   $93,250         2.6        86.99      4.0       72.6         (2.4)    63.11          1.5
                               =======

     The 15 full service hotels produced an average RevPar increase of 3.8% in 1999. The following four full service hotels located in Silicon Valley had RevPar increases averaging 1.1% in 1999.

                           HOTEL                                 LOCATION      INCREASE (DECREASE) IN REVPAR
                           -----                              --------------   -----------------------------
173-room Sheraton...........................................   Sunnyvale, CA                 8.9%
201-room Beverly Heritage...................................    Milpitas, CA                 5.4
229-room Sheraton...........................................    Milpitas, CA                (2.9)
214-room Sheraton Four Points...............................  Pleasanton, CA                (5.8)

     The Sunnyvale hotel was renovated and converted from a Sheraton Four Points hotel to a Sheraton in December 1998. As a result, the ADR increased to $149.85 or 13.1% in 1999.

     The Beverly Heritage hotel's RevPar gain is attributable to an 11.1% occupancy increase in 1999 due to favorable market conditions and aggressive marketing. The 5.4% RevPar gain in 1999 was achieved in spite of a 40-room addition completed in November 1999.

     The declines in 1999 RevPar for the Sheraton Milpitas hotel and the Sheraton Four Points Pleasanton hotel are due, in part, to occupancy declines in early 1999 attributable to the Asian financial crisis. Additionally, operations at the Pleasanton hotel were adversely impacted by the reduction in business from one major account. Both of these hotels produced improved RevPar performances in the fourth quarter 1999. Fourth quarter 1999 RevPar increased 5.2% for the Sheraton Milpitas hotel and only decreased 1.3% for the Sheraton Pleasanton hotel as compared to the fourth quarter 1998.

     Other full service hotels include five Holiday Inn hotels that produced RevPar increases of 5.8% in 1999 and the 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, which produced RevPar gains of 13.0% in 1999. The Clayton hotel was renovated and converted from a Holiday Inn hotel to a Sheraton in August 1999.

     The Ramada Plaza hotel in the Fisherman's Wharf district of San Francisco, California and the Sheraton hotel in Birmingham, Alabama were undergoing major renovations in 1999. RevPar decreased 15.8% and 19.3%, respectively in 1999. The Ramada Plaza hotel is expected to be converted to a Hilton full service hotel in the second quarter 2000 after a $9 million renovation. The Sheraton Birmingham hotel renovation of $1 million is primarily to correct construction-related issues and should be completed in the second quarter of 2000.

     The extended stay hotels experienced an average increase in RevPar of 2.2% in 1999. Fourteen of the 16 extended stay hotels are Residence Inns by Marriott. The Company's Residence Inns produced 2.1% RevPar growth in 1999 versus Residence Inns by Marriott system-wide RevPar growth of 1.3%.

     The limited service hotels experienced an average decrease in RevPar of 1.9% in 1999. Nineteen of the 28 limited service hotels are Hampton Inns. The Company's Hampton Inns' RevPar decreased 3.0%. We are hopeful that the merger of Promus Hotel Corporation with Hilton will provide stability in the Hampton Inn brand and that including the brand in the Hilton Honors program, which is to be introduced in April 2000, will improve the brand performance.

     The improvement in room revenue significantly impacts the Company because its principal source of revenue is lease payments from the lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room revenue and other hotel revenue.

     Expenses

     As a percentage of total revenue, expenses, before the loss on sale of hotel properties and franchise termination fees, increased from 61% in 1998 to 63% in 1999.

     Taxes and insurance decreased 1.0% from 1998 to 1999 primarily due to the sale of five hotels during the latter half of 1998 partially offset by an average increase in real estate taxes of approximately 2.5% for the 57 comparable hotels and full year real estate taxes in 1999 for the one hotel opened in 1998, and two hotels opened in 1999.

     Depreciation increased 15.8% in 1999 over 1998 due to increases in depreciable assets in 1999 relating to the one hotel opened in 1998, and two hotels opened in 1999 and renovation expenditures at certain of the Hotels. As a percentage of total revenue, depreciation increased from 21.6% to 24.3%. This increase is the result of an increase in short-lived assets relative to total fixed assets from the Company's renovation expenditures.

     General and administrative expenses decreased 12.7% from 1998 to 1999 due to the 1998 write-off of expenses in terminating a possible new REIT, Lodging Trust USA and to a decrease in compensation expense of 18.2% attributable to an overall decrease in bonuses under the Company's bonus programs for officers of the Company.

     Interest expense increased 18.2% in 1999 over 1998 due to an increase in the weighted average debt balance outstanding in 1999 by approximately $30 million and an increase in the weighted average interest rate in 1999 from 7.35% to 7.68%. Borrowings increased due to capital improvements and distributions to shareholders being in excess of cash flow from operations. Interest rates increased due to fixed rate 10-year financing of approximately $95 million obtained in November 1998 which was used to repay lower variable interest rate borrowings under the Line of Credit.

  Comparison of the Years Ended December 31, 1998 and 1997

     Revenues

     Lease revenue increased 16.8% in 1998 over 1997 due primarily to (i) an average increase in RevPar at 53 hotels of 5.5%; (ii) 10 hotels opened in 1997 which were open for the entire year in 1998; and, (iii) four hotels opened during the first quarter of 1998. These increases were partially offset by the sale of four hotels during the third quarter of 1998.

     The following shows hotel operating statistics for 53 of the 60 hotels owned at December 31, 1998 as if they were owned by the Company throughout both years. Excluded are four hotels opened in 1998 and three hotels undergoing major renovations in 1998.

                                          LEASE REVENUE             ADR             OCCUPANCY           REVPAR
                                        ------------------   -----------------   ---------------   -----------------
                                                  VARIANCE            VARIANCE          VARIANCE            VARIANCE
SEGMENT                                  1998     VS. 1997    1998    VS. 1997   1998   VS. 1997    1998    VS. 1997
-------                                 -------   --------   ------   --------   ----   --------   ------   --------
                                                                       (IN THOUSANDS)
Full Service..........................  $32,882      9.7%    $99.81     9.7%     74.1%    (2.1)%   $73.93     7.4%
Extended Stay.........................   24,228     12.8      92.05     2.9      81.7      0.1      75.22     3.0
Limited Service.......................   29,029      8.0      66.68     5.9      72.1     (0.9)     48.07     4.9
                                        -------
         Total........................  $86,139     10.0      83.74     6.5      75.0     (0.9)     62.80     5.5
                                        =======

     Expenses

     As a percentage of total revenue, expenses, before the loss and sale of hotel properties and franchise termination fees, increased from 57% in 1997 to 61% in 1998.

     Taxes and insurance increased 14.9% in 1998 over 1997 primarily due to the increased number of hotels owned throughout 1998 as compared to being owned during a portion of 1997 and an average increase in real estate taxes of 4.6% for the 53 hotels.

     Depreciation increased 18.4% in 1998 over 1997 due to increases in depreciable assets in 1998 relating to the four hotels opened in 1998, an increased number of hotels owned throughout 1998 as compared to being owned during a portion of 1997 and renovation expenditures at certain of the Hotels. As a percentage of total revenue, depreciation increased from 21.3% to 21.6%.

     General and administrative expenses decreased 3.6% from 1997 to 1998 primarily due to a decrease in compensation expense due, primarily to the resignation of one highly compensated employee, who resigned in the first quarter of 1998.

     Interest expense increased 43.6% in 1998 over 1997 due to an increase in the weighted average debt balance outstanding in 1998 by approximately $50 million and an increase in the weighted average interest rate in 1998 from 7.1% to 7.35%. The borrowings increase corresponds to the increase in the Company's investment in hotel properties from 1997 to 1998.

FUNDS FROM OPERATIONS AND EBITDA

     The Company considers Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be appropriate measures of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

     The following details the computation of FFO (in thousands except per share amounts):

                                                             1999      1998      1997
                                                            -------   -------   -------
Net income................................................  $34,990   $34,068   $34,232
Minority interest in Operating Partnership................    3,620     3,655     3,615
Depreciation..............................................   24,210    20,906    17,664
Attempted merger expenses.................................              1,664
Loss on sale of hotel properties and franchise termination
  fees....................................................    1,602     4,149     1,164
Preferred stock dividends.................................   (1,412)   (1,412)   (1,412)
                                                            -------   -------   -------
FFO.......................................................  $63,010   $63,030   $55,263
                                                            =======   =======   =======
Weighted average shares and partnership units
  outstanding.............................................   27,569    27,343    26,952
FFO per share.............................................  $  2.29   $  2.31   $  2.05

     The following details the computation of EBITDA (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
FFO.......................................................  $63,010   $63,030   $55,263
Interest expense, net.....................................   19,623    16,604    11,562
Amortization..............................................    2,071     1,710     1,796
Preferred stock dividends.................................    1,412     1,412     1,412
                                                            -------   -------   -------
                                                            $86,116   $82,756   $70,033
                                                            =======   =======   =======

HILTON AGREEMENT

     On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million, in cash, at closing. Specifically, in order to exercise its right to terminate the leases, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination within 60 days following the date of notice.

     In connection with termination of the leases, Hilton may elect, at the earlier of (i) ten days after receipt of the Company's notice of its intention to terminate the Leases, or (ii) November 30, 2000, to require the Company to repurchase the 973,684 shares of the Company's convertible preferred stock that it currently owns. If the Company elects to terminate the leases, then Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13 million. If the Company elects not to terminate the leases, Hilton will have the right to require the Company to redeem the Series A Preferred Stock for $13.75 million. The Company may elect, in its sole discretion, to pay all or part of the purchase price for the preferred shares in the form of shares of its Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the year ended December 31, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $66.8 million and FFO was $63.0 million.

     The lessees' obligations under the Percentage Leases are unsecured. However, the leases with Hilton contain certain covenants including the maintenance of a ratio of total debt to consolidated net worth (as defined) of the lessee of not more than 50%. Management fees paid to affiliates of Hilton are subordinated to the lease payments. The lessees have limited capital resources, and accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the lessees to generate sufficient cash flow from the operations of the Hotels. At February 5, 2000, the lessees had paid all amounts due the Company under the Percentage Leases as of December 31, 1999. At December 31, 1999, the

Company had $5.9 million of cash and cash equivalents and had utilized $98.8 million under its $130 million Line of Credit.

     The following details the Company's debt outstanding at December 31, 1999 (dollar amounts in thousands):

                                                                                       COLLATERAL
                                                                             ------------------------------
                                                                                # OF        NET BOOK VALUE
                       BALANCE    INTEREST RATE                MATURITY        HOTELS      AT DEC. 31, 1999
                       --------   -------------              -------------     ------      ----------------
Line of Credit.......  $ 98,807   LIBOR + 200bp   Variable     July 2003         32            $290,670
Mortgage.............    40,508       6.83%        Fixed      August 2008
Mortgage.............    25,000       7.03         Fixed     November 2011       15             142,969
Mortgage.............    94,709       7.83         Fixed     December 2008       10             130,326
Mortgage.............    18,815       8.22         Fixed     November 2007        1              35,342
Mortgage.............     4,440       3.50        Variable   January 2001         1              20,867
                       --------                                                                --------
                       $282,279                                                                $620,174
                       ========                                                                ========

     The Company increased the availability under its Line of Credit from $100 million to $130 million effective January 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment in hotel properties. The interest rate was approximately 7.8% at December 31, 1999. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation on an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at December 31, 1999.

     The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

     Future scheduled principal payments of debt obligations at December 31, 1999 are as follows (in thousands):

                                                               AMOUNT
                                                              --------
2000........................................................  $  8,364
2001........................................................     6,574
2002........................................................     5,857
2003........................................................   105,103
2004........................................................     6,747
Thereafter..................................................   149,634
                                                              --------
                                                              $282,279
                                                              ========

     Certain significant credit and debt statistics at December 31, 1999 are as follows:

     - Trailing twelve month interest coverage ratio of 4.4x

     - Total debt to EBITDA of 3.3x

     - Weighted average maturity of fixed rate debt of 9.2 years

     - Fixed interest rate debt equal to 63% of total debt

     - Debt equal to 38.7% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

     The Company spent $12.1 of its budgeted $16.6 million on capital improvements to its hotels. The Operating Partnership will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $4.5 million of expenditures which is expected to be completed by the second quarter of 2000.

     The Company expects to spend approximately $21.3 million on capital improvements to its hotels in 2000. Additionally, approximately $6.5 million will be spent in 2000 at the Company's hotel in the Fisherman's Wharf district of San Francisco, California to convert this hotel from a Ramada Plaza to a Hilton full service hotel.

     The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost, (as defined). The Board of Directors may modify its debt limitation policy at anytime without shareholder approval.

     The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Operating Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

INFLATION

     Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees to raise room rates.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, the Company has recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will not impact the Company's revenue recognition on an annual basis given that Company has only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from its third party lessees, and therefore on its ability to pay dividends. The Company will account for SAB 101 as a change in accounting principle effective January 1, 2000.

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

RFS, INC.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Total revenues decreased $7.7 million or 3.8% to $195.4 million for the year ended December 31, 1999 compared to $203.1 million for the year ended December 31, 1998. The decrease in hotel revenues of $3.7 million was attributable to declining markets. Additionally, on a same store basis as compared to 1998, the average daily rate increased approximately $5 to $85 while occupancy declined 2.0 percentage points to 72.5%. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) decreased $2.8 million or 19.3%, from $14.5 million to $11.7 million, primarily due to the decline in total revenues.

     Management consulting fees decreased 55.1% or $0.7 million principally reflecting the loss of six management contracts from the portfolio in 1999. Other fees and income decreased $3.2 million or 64.2% primarily due to certain non-recurring lease termination fees totaling $2.6 million that occurred in 1998, coupled with a decrease in limited partnership income of $0.7 million.

     General and administrative expenses increased 15% or $0.6 million primarily due to increased costs associated employee related benefits. Depreciation and amortization increased $0.3 million or 46.4% due to increased amortization associated with lease valuation costs in conjunction with the Hilton Hotels Corporation's ("Hilton") acquisition of the Lessee.

     The provision for income taxes in 1999 reflects a 39% effective tax rate, which is consistent with the effective tax rate in 1998. The Lessee files a consolidated tax return with Hilton.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal source of cash to the Lessee, other than capital contributions from Hilton, will come from operations. Since inception, the Lessee has been able to meet its rent obligations under the Percentage Leases. During 1999, the Lessee generated cash flows from operations of $9.8 million as compared to $8.0 million during 1998, excluding the effect of a cash flow sharing agreement between Lessee and Hilton. The increase was principally due to an increase in accounts receivable collections and an increase in the Lessee's accounts payable and accrued expenses. The Lessee expects that its cash flows from operations will be sufficient to meet its liquidity and capital requirements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. The Company monitors interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

     Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our annual interest expense would have increased by approximately $223 thousand, based on balances outstanding during the year ending December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INCLUDED HEREIN BEGINNING AT PAGE F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about the Directors and Executive Officers of the Company is incorporated herein by reference to the discussion under "Executive Officers of RFS" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated herein by reference to the discussion under "Executive Compensation Tables" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the discussion under "Director and Officer Stock Ownership" and "Principal Stockholders" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and related transactions is incorporated by reference to the discussion under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

     The following financial statements are included in this report on Form
10-K:

        Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statements of Income for years ended December 31, 1999,
             1998 and 1997

           Consolidated Statements of Shareholders' Equity for years ended
             December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for years ended December 31,
             1999, 1998 and 1997

           Notes to Consolidated Financial Statements

     The following financial statement schedule and report of independent accountants on the financial statement schedule is included in this report on Form 10-K:

        Report of Independent Accountants on the Financial Statement Schedules

           Schedule III -- Real Estate and Accumulated Depreciation

     The following financial statements of RFS, Inc. are included in this report on Form 10-K:

          Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statements of Operations for the periods November 30,
             1999 through December 31, 1999 and January 1, 1999 through November 29, 1999 and for the years ended December 31, 1998 and 1997

           Consolidated Statements of Stockholder's Equity for years ended
             December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the periods November 30,
             1999 through December 31, 1999 and January 1, 1999 through November 29, 1999 and for the years ended December 31, 1998 and 1997

           Notes to Consolidated Financial Statements

(b) Reports on Form 8-K

     No filings of Form 8-K were made during the last quarter of 1999.

(c) Exhibits

 EXHIBIT
 NUMBER          EXHIBIT
 -------         -------
  3.1        --  Second Restated Charter of the Registrant (previously filed as Exhibit 3.1 to the Company's Current report on form 8-K dated March 6, 1996 and incorporated herein by reference).
  3.2        --  By-Laws of the Registrant (previously filed as Exhibit 3.2 to the Company's form S-11 Registration Statement,
                 Registration No. 33-63696 and incorporated herein by
                 reference).
  3.3        --  Second Amended and Restated Agreement of Limited Partnership
                 of RFS Partnership, L.P., (previously filed as Exhibit 3.3 to the Company's Form S-3 Registration Statement,
                 Registration No. 33-83450 and incorporated herein by
                 reference).
  3.3(a)     --  Third Amended and Restated Agreement of Limited Partnership
                 of RFS Partnership, L.P., (previously filed as Exhibit 4.3 to the Company's Form S-3 Registration Statement,
                 Registration No. 333-3307 and incorporated herein by
                 reference).
  3.3(b)     --  Fourth Amended and Restated Agreement of Limited Partnership
                 (previously filed as Exhibit 3.3(b) to the Company's Form
                 10-K for the year ended December 31, 1996 and incorporated herein by reference).
 10.1        --  Consolidated Lease Amendment (previously filed as Exhibit
                 10.3 to the Company's current report on Form 8-K, dated
                 February 27, 1996 and incorporated herein by reference).
 10.2        --  Form of Future Percentage Lease (previously filed as Exhibit
                 10.4 to the Company's Current Report on Form 8-K, dated
                 February 27, 1996 and incorporated herein by reference).
 10.2(a)     --  Schedule of terms of Percentage Leases (previously filed as
                 Exhibit 10.2(a) to the Company's Form 10-K for the year
                 ended December 31, 1998 and incorporated herein by
                 reference).
 10.3        --  Form of Sale and Purchase Agreement (previously filed as
                 Exhibit 10.2 to the Company's Form 10-K for the year ended
                 December 31, 1994 and incorporated herein by reference).
 10.3(a)     --  Schedule of terms of Sale and Purchase Agreements
                 (previously filed as Exhibit 10.3(2) to the Company's Form
                 10-K for the year ended December 31, 1998 and incorporated herein by reference).
 10.4        --  Second Amended and Restated Employment Agreement between RFS
                 Managers, Inc. and Robert M. Solmson (previously filed as
                 Exhibit 10.4 to the Company's Form 10-K for the year ended
                 December 31, 1997 and incorporated herein by reference).
 10.5        --  Second Amended and Restated Employment Agreement between RFS
                 Managers, Inc. and J. William Lovelace (previously filed as
                 Exhibit 10.6 to the Company's Form 10-K for the year ended
                 December 31, 1997 and incorporated herein by reference).
 10.6        --  Second Amended and Restated Employment Agreement between RFS
                 Managers, Inc. and Michael J. Pascal (previously filed as
                 Exhibit 10.6 to the Company's Form 10-K for the year ended
                 December 31, 1997 and incorporated herein by reference).
 10.9        --  Master Agreement, dated February 1, 1996 (previously filed as Exhibit 10.2 to the company's current Report on Form 8-K dated February 27, 1996 and incorporated herein by
                 reference).
 10.9(a)     --  First Amendment to Master agreement dated as of November 21,
                 1996 (previously filed as Exhibit 10.9(a) to the Company's
                 Form 10-K for the year ended December 31, 1996 and
                 incorporated herein by reference).
 10.10       --  Indenture dated as of November 21, 1996 (previously filed as
                 Exhibit 10.10 to the Company's form 10-K for the year ended
                 December 31, 1996 and incorporated herein by reference).

 EXHIBIT
 NUMBER          EXHIBIT
 -------         -------
 10.11       --  Form of Deed of Trust dated as of November 21, 1996
                 (previously filed as Exhibit 10.11 to the Company's Form
                 10-K for the year ended December 31, 1996 and incorporated herein by reference).
 10.12       --  Second Amended and Restated Revolving Credit and Term Loan
                 Agreement (previously filed as Exhibit 10.12 to the
                 Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
 10.13       --  Third Amended and Restated Revolving Credit Agreement
                 (previously filed as Exhibit 10.13 to the Company's Form
                 10-K for the year ended December 31, 1997 and incorporated herein by reference).
*10.14       --  Fourth Amended and Restated Revolving Credit Agreement.
*10.15       --  Termination Agreement dated as of January 26, 2000.
 13.1        --  Annual Report to Shareholders for the year ended December
                 31, 1998 (previously filed as Exhibit 13.1 to the Company's
                 Form 10-K for the year ended December 31, 1998 and
                 incorporated herein by reference).
 21.1        --  List of Subsidiaries of the Registrant (previously filed as
                 Exhibit 21.1 to the Company's Form 10-K for the year ended
                 December 31, 1998 and incorporated herein by reference).
*23.1        --  Consent of PricewaterhouseCoopers LLP
*23.2        --  Consent of KPMG LLP
*23.3        --  Opinion of KPMG LLP
*23.4        --  Consent of Arthur Andersen LLP
*27.1        --  Financial Data Schedule (for SEC use only)

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RFS HOTEL INVESTORS, INC.

                                          By:     /s/ ROBERT M. SOLMSON
                                            ------------------------------------
                                                     Robert M. Solmson
                                              Chairman of the Board and Chief
                                                      Executive Officer

Date: March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                /s/ ROBERT M. SOLMSON                  Chairman of the Board, Chief     March 17, 2000
-----------------------------------------------------    Executive Officer and
                  Robert M. Solmson                      President

               /s/ RANDALL L. CHURCHEY                 President and Chief Operating    March 17, 2000
-----------------------------------------------------    Officer
                 Randall L. Churchey

                /s/ MICHAEL J. PASCAL                  Chief Financial Officer          March 17, 2000
-----------------------------------------------------    Secretary and Treasurer
                  Michael J. Pascal                      (principal financial and
                                                         accounting officer)

             /s/ H. LANCE FORSDICK, SR.                Director                         March 17, 2000
-----------------------------------------------------
               H. Lance Forsdick, Sr.

             /s/ BRUCE E. CAMPBELL, JR.                Director                         March 17, 2000
-----------------------------------------------------
               Bruce E. Campbell, Jr.

               /s/ MICHAEL E. STARNES                  Director                         March 17, 2000
-----------------------------------------------------
                 Michael E. Starnes

               /s/ JOHN W. STOKES, JR.                 Director                         March 17, 2000
-----------------------------------------------------
                 John W. Stokes, Jr.

             /s/ HARRY W. PHILLIPS, SR.                Director                         March 17, 2000
-----------------------------------------------------
               Harry W. Phillips, Sr.

                 /s/ R. LEE JENKINS                    Director                         March 17, 2000
-----------------------------------------------------
                   R. Lee Jenkins

               /s/ RICHARD REISS, JR.                  Director                         March 17, 2000
-----------------------------------------------------
                 Richard Reiss, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly in all material respects, the consolidated financial position of RFS Hotel Investors, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PricewaterhouseCoopers LLP

                                                Memphis, Tennessee
                                                January 21, 2000, except for
                                                Note 9 as to   which the date is
                                                February 15, 2000

                           RFS HOTEL INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                      ASSETS
Investment in Hotel Properties, net.........................  $651,988    $624,730
Hotels under development....................................                18,289
Cash and cash equivalents...................................     5,913       2,014
Restricted cash.............................................     1,082       7,809
Due from Lessees............................................    10,801      10,656
Notes receivable............................................     4,902       4,949
Deferred expenses, net......................................     4,458       5,216
Other assets................................................     8,098      10,328
                                                              --------    --------
          Total assets......................................  $687,242    $683,991
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $  8,063    $  8,281
Borrowings on Line of Credit................................    98,807      82,307
Long-term obligations.......................................   183,471     190,492
Minority interest in Operating Partnership, 2,565 and 2,568
  units issued and outstanding at December 31, 1999 and
  1998, respectively........................................    35,618      35,974
                                                              --------    --------
          Total liabilities.................................   325,959     317,054
                                                              --------    --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares authorized,
     974 shares issued and outstanding......................        10          10
  Common Stock, $.01 par value, 100,000 shares authorized,
     25,157 and 25,116 shares issued at December 31, 1999
     and 1998, respectively.................................       251         251
  Additional paid-in capital................................   374,087     373,156
  Treasury stock, at cost, 262 and 110 shares at December
     31, 1999 and 1998, respectively........................    (3,656)     (2,012)
  Distributions in excess of income.........................    (9,409)     (4,468)
                                                              --------    --------
          Total shareholders' equity........................   361,283     366,937
                                                              --------    --------
          Total liabilities and shareholders' equity........  $687,242    $683,991
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Lease revenue.............................................    $98,962       $96,371       $82,531
  Other revenue.............................................        700           556           538
                                                                -------       -------       -------
          Total revenues....................................     99,662        96,927        83,069
                                                                -------       -------       -------
Expenses:
  Taxes and insurance.......................................      9,859         9,949         8,657
  Depreciation..............................................     24,210        20,906        17,664
  General and administrative................................      3,687         4,222         4,379
  Attempted merger expenses.................................                    1,664
  Loss on sale of hotel properties and franchise termination
     fees...................................................      1,602         4,149         1,164
  Amortization..............................................      2,071         1,710         1,796
  Interest expense, net.....................................     19,623        16,604        11,562
  Minority interest in Operating Partnership................      3,620         3,655         3,615
                                                                -------       -------       -------
          Total expenses....................................     64,672        62,859        48,837
                                                                -------       -------       -------
Net income..................................................     34,990        34,068        34,232
Preferred stock dividends...................................     (1,412)       (1,412)       (1,412)
                                                                -------       -------       -------
          Net income applicable to common shareholders......    $33,578       $32,656       $32,820
                                                                =======       =======       =======
Basic earnings per share....................................    $  1.34       $  1.32       $  1.35
Weighted average common shares outstanding..................     25,002        24,775        24,389
Diluted earnings per share..................................    $  1.34       $  1.31       $  1.34
Weighted average shares outstanding.........................     25,002        24,864        24,536

  The accompanying notes are an integral part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        COMMON STOCK
                                                     ------------------   ADDITIONAL   DISTRIBUTIONS
                                         PREFERRED   NUMBER OF             PAID-IN     IN EXCESS OF    TREASURY
                                           STOCK      SHARES     AMOUNT    CAPITAL        INCOME        STOCK      TOTAL
                                         ---------   ---------   ------   ----------   -------------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances at December 31, 1996..........     $10       24,384      $244     $354,223      $  3,005                 $357,482
  Issuance of common shares............                    5                     72                                     72
  Contribution of capital..............                                          90                                     90
  Distributions on common shares,
    $(1.455 per share).................                                                   (35,488)                 (35,488)
  Distributions on preferred shares,
    $(1.45 per share)..................                                                    (1,412)                  (1,412)
  Allocation to minority interest......                                       6,356                                  6,356
  Amortization of unearned
    compensation.......................                                         738                                    738
  Net income...........................                                                    34,232                   34,232
                                            ---       ------      ----     --------      --------                 --------
Balances at December 31, 1997..........      10       24,389       244      361,479           337                  362,070
  Issuance of common shares, net of
    offering costs of $75..............                  643         6       11,034                                 11,040
  Retirement of common shares..........                  (45)
  Purchase of treasury shares..........                                                                $(2,012)     (2,012)
  Issuance of restricted common shares
    to officers, directors and
    employees..........................                  129         1           (1)
  Distributions on common shares,
    $(1.51 per share)..................                                                   (37,431)                 (37,431)
  Distributions on preferred shares,
    $(1.45 per share)..................                                                    (1,412)                  (1,412)
  Distribution on partnership
    interest...........................                                                       (30)                     (30)
  Amortization of unearned
    compensation.......................                                                       644                      644
  Net income...........................                                                    34,068                   34,068
                                            ---       ------      ----     --------      --------      -------    --------
Balances at December 31, 1998..........      10       25,116       251      373,156        (4,468)      (2,012)    366,937
  Purchase of treasury shares..........                                         205                     (1,644)     (1,439)
  Issuance of restricted common shares
    to officers and directors..........                   41
  Distributions on common shares,
    $(1.54 per share)..................                                                   (38,519)                 (38,519)
  Distributions on preferred shares,
    $(1.45 per share)..................                                                    (1,412)                  (1,412)
  Amortization of unearned
    compensation.......................                                         726                                    726
  Net income...........................                                                    34,990                   34,990
                                            ---       ------      ----     --------      --------      -------    --------
Balances at December 31, 1999..........     $10       25,157      $251     $374,087      $ (9,409)     $(3,656)   $361,283
                                            ===       ======      ====     ========      ========      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        1998         1997
                                                              ---------   ---------   ----------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 34,990    $ 34,068    $  34,232
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    26,281      22,616       19,460
     Minority interest in Operating Partnership.............     3,620       3,655        3,615
     Loss on sale of hotel properties and franchise
       termination fees.....................................        79       1,441        1,164
     Attempted merger expenses..............................                 1,664
     Changes in assets and liabilities:
       Due from Lessees.....................................      (145)       (769)      (2,700)
       Other assets.........................................     2,230      (6,053)      (3,063)
       Accounts payable and accrued expenses................      (218)     (1,530)       5,882
                                                              --------    --------    ---------
          Net cash provided by operating activities.........    66,837      55,092       58,590
                                                              --------    --------    ---------
Cash flows from investing activities:
  Investment in hotel properties and hotels under
     development............................................   (34,066)    (78,839)    (153,564)
  Proceeds from sale of hotel properties....................       808      19,627       15,566
  Prepayments under purchase agreements.....................                (1,425)        (205)
  Restricted cash...........................................     6,727      (5,295)      (2,514)
  Cash paid for franchise agreements........................       (49)                     (34)
                                                              --------    --------    ---------
          Net cash used by investing activities.............   (26,580)    (65,932)    (140,751)
                                                              --------    --------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................                11,040          162
  Purchase of treasury stock................................    (1,439)     (2,012)
  Proceeds from borrowings..................................    16,500      54,264       73,843
  Payments on debt..........................................    (7,021)     (9,543)      (3,523)
  Distributions to common and preferred shareholders........   (39,931)    (38,873)     (36,900)
  Distributions to limited partners.........................    (3,954)     (3,879)      (3,738)
  Redemption of shares/units................................       (22)        (37)
  Collections on notes receivable...........................        47          65
  Loan fees paid............................................      (538)     (2,302)      (1,487)
                                                              --------    --------    ---------
          Net cash provided (used) by financing
            activities......................................   (36,358)      8,723       28,357
                                                              --------    --------    ---------
Net increase (decrease) in cash and cash equivalents........     3,899      (2,117)     (53,804)
Cash and cash equivalents at beginning of years.............     2,014       4,131       57,935
                                                              --------    --------    ---------
Cash and cash equivalents at end of years...................  $  5,913    $  2,014    $   4,131
                                                              ========    ========    =========
Supplemental cash flow information:
  Cash paid for interest....................................  $ 20,172    $ 16,474    $  11,811

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OF RFS HOTEL INVESTORS, INC.

NOTE 1.  ORGANIZATION

     RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at December 31, 1999, owned interests in 62 hotels with 9,086 rooms located in 24 states (collectively the "Hotels"). RFS owns an approximate 90.7% interest in RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

     In 1999, the Company received 40% of its lease revenue from full service hotels, 31% from extended stay hotels and 29% from limited service hotels. The Company believes that owning a hotel portfolio diversified by brand, market segment and geography is the best way to get the highest risk-adjusted return on investment over time.

     The following summarizes additional information for the 62 hotels owned at December 31, 1999:

FRANCHISE AFFILIATION                        HOTEL PROPERTIES   ROOMS/SUITES   1999 LEASE REVENUE
---------------------                        ----------------   ------------   ------------------
                                                                                 (IN THOUSANDS)
Full Service hotels:
  Holiday Inn..............................          5               953            $ 9,844
  Sheraton Four Points.....................          2               516              8,681
  Sheraton.................................          4               757              7,882
  Independent..............................          2               326              6,705
  DoubleTree...............................          1               220              3,587
  Ramada Plaza(1)..........................          1               234              2,858
                                                    --             -----            -------
                                                    15             3,006             39,557
                                                    --             -----            -------
Extended Stay hotels:
  Residence Inn by Marriott................         14             1,851             25,267
  Hawthorn Suites..........................          1               280              3,147
  TownePlace Suites by Marriott............          3               285              1,226
  Homewood Suites by Hilton................          1                83                798
                                                    --             -----            -------
                                                    19             2,499             30,438
                                                    --             -----            -------
Limited Service hotels:
  Hampton Inn..............................         19             2,368             18,204
  Holiday Inn Express......................          5               637              6,443
  Comfort Inn..............................          3               474              3,074
  Courtyard by Marriott....................          1               102              1,246
                                                    --             -----            -------
                                                    28             3,581             28,967
                                                    --             -----            -------
          Total............................         62             9,086            $98,962
                                                    ==             =====            =======

---------------

(1) To be converted to a Hilton full-service hotel in the second quarter of 2000.

     The following summarizes the number of hotels owned for the periods presented:

                                                              1999    1998    1997
                                                              ----    ----    ----
Hotels owned at beginning of years..........................   60      60      53
Acquisitions and developed hotels placed into service.......    2       6      10
Sales of hotels.............................................   --      (6)     (3)
                                                               --      --      --
Hotels owned at end of years................................   62      60      60
                                                               ==      ==      ==

     At December 31, 1999, the Company leased 52 hotels to wholly owned subsidiaries of Hilton Hotels Corporation ("Hilton"), six hotels to three other lessees and four hotels were not leased. Fifty-one hotels are

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

managed by wholly owned subsidiaries of Hilton and 11 hotels are managed by six other third-party management companies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of RFS, the Operating Partnership and their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments. The Company reports the carrying amount of cash and cash equivalents, amounts due from lessees, accounts payable and accrued expenses at cost, which approximates fair value due to the short maturity of these instruments. The carrying values of the Company's borrowings are estimated to be above fair value by approximately $2.8 million due to changes in comparable interest rates.

     Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings and improvements and five to seven years for furniture and equipment. The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any facts or circumstances indicating impairment of any of its investment in hotel properties.

     Cash and Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     Restricted Cash. Restricted cash includes amounts the Company must make available for the replacement and refurbishment of furniture and equipment and amounts held in escrow by certain lenders for the payment of taxes and insurance.

     Deferred Expenses. Deferred expenses, consisting of initial fees paid to franchisors, loan fees and other costs incurred in issuing debt, are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements which range from 10 to 15 years. Amortization of loan fees and other costs incurred in issuing debt are computed using the interest method over the maturity period of the related debt. Accumulated amortization of deferred expenses is $3.8 million and $2.6 million at December 31, 1999 and 1998, respectively.

     Minority Interest in Operating Partnership. Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Treasury Stock. The Board of Directors approved a stock repurchase program to buy back up to 3 million shares of common stock on the open market subject to certain market conditions and other factors. During 1999, the Company repurchased 136,400 shares of common stock at an average price per share of $10.44 or $1.5 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

     Income Taxes. The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation. Distributions made in 1999, 1998, and 1997 were considered 100% ordinary income for federal income tax purposes.

     Revenue Recognition. Lease revenue is recognized as income over the lease term as it becomes receivable from the lessees in accordance with the provisions of the Percentage Lease agreements. The lessees are in compliance with their rental obligations under the Percentage Leases.

     Basic and Diluted Earnings Per Share. Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options and unvested directors and officers restricted stock grants. For the years ended December 31, 1999, 1998 and 1997, the Company's Series A Preferred Stock, if converted to common shares, would be antidilutive; accordingly, the Series A Preferred Stock is not assumed to be converted in the computation of diluted earnings per share.

     Distributions. The Company pays regular quarterly distributions on its common shares and Units. Additionally, the Company pays regular quarterly dividends on its Series A Preferred Stock in accordance with its dividend requirements. The Company's ability to make distributions is dependent upon receipt of its quarterly distributions from the Operating Partnership.

NOTE 3.  INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties consists of the following at December 31, 1999, and 1998, respectively (in thousands):

                                                                1999       1998
                                                              --------   --------
Land........................................................  $ 75,135   $ 73,050
Building and improvements...................................   542,931    516,238
Furniture and equipment.....................................    91,445     65,291
Capital improvements program expenditures...................    24,685     28,169
                                                              --------   --------
                                                               734,196    682,748
Accumulated depreciation....................................   (82,208)   (58,018)
                                                              --------   --------
                                                              $651,988   $624,730
                                                              ========   ========

     Capitalized interest during 1999, 1998, and 1997 was $1.1 million, $1.4 million and $1.0 million, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

NOTE 4.  DEBT

     The following details the Company's debt outstanding at December 31, 1999 (in thousands):

                                                                               COLLATERAL   NET BOOK VALUE
                                                                                  # OF       AT DEC. 31,
                         BALANCE    INTEREST RATE                 MATURITY       HOTELS          1999
                         --------   -------------               -------------  ----------   --------------
Line of Credit.........  $ 98,807     LIBOR  +       Variable     July 2003        32          $290,670
                                      200bp
Mortgage...............    40,508     6.83%           Fixed      August 2008
Mortgage...............    25,000     7.03%           Fixed     November 2011      15           142,969
Mortgage...............    94,709     7.83%           Fixed     December 2008      10           130,326
Mortgage...............    18,815     8.22%           Fixed     November 2007       1            35,342
Mortgage...............     4,440     3.50%          Variable   January 2001        1            20,867
                         --------                                                              --------
                         $282,279                                                              $620,174
                         ========                                                              ========

     The Company increased the availability under its Line of Credit from $100 million to $130 million effective January 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment in hotel properties. The interest rate was approximately 7.8% at December 31, 1999. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at December 31, 1999.

     The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

     Future scheduled principal payments of debt obligations at December 31, 1999 are as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................  $  8,364
2001........................................................     6,574
2002........................................................     5,857
2003........................................................   105,103
2004........................................................     6,747
Thereafter..................................................   149,634
                                                              --------
                                                              $282,279
                                                              ========

NOTE 5.  CAPITAL STOCK

     Preferred Stock. The Board of Directors is authorized to provide for the issuance of up to 5 million shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

     The Company has issued to one of the lessees 973,684 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has an initial preference value of $19.00 per share (the "Stated Value"), a par value of $0.01, and is senior to the Company's common shares as to distributions and upon liquidation of the Company. The shares of Series A Preferred Stock are entitled to a $1.45 cumulative annual dividend per share. Each share of Series A Preferred Stock has one vote and is convertible into one share of common stock after February 2002. The shares of Series A Preferred Stock have mandatory redemption rights upon the occurrence of certain events which are under the Company's control. The Company can redeem the Series A Preferred Stock after the seventh anniversary of issuance at the Stated Value, together with all accrued and unpaid dividends. (See Subsequent Events footnote).

     Operating Partnership Units. RFS is the sole general partner of the Operating Partnership and is obligated to contribute the net proceeds from any issuance of its equity securities to the Operating Partnership in exchange for units of partnership interest ("Units") corresponding in number and terms to the equity securities issued. Units may also be issued by the Operating Partnership to third parties in exchange for cash or property, and units so issued to third parties are redeemable at the option of the holders thereof for a like number of shares of RFS Common Stock or, at the option of RFS, for the cash equivalent thereof.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     The Company is to receive rental income from the lessees under the Percentage Leases which expire in 2003 (1 hotel), 2007 (3 hotels), 2008 (9 hotels), 2009 (28 hotels), 2010 (7 hotels), 2011 (5 hotels) and 2012 (5 hotels).

     Minimum future rental income (base rents) to the Company under these noncancelable operating leases at December 31, 1999, is as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................  $ 40,237
2001........................................................    40,237
2002........................................................    40,237
2003........................................................    37,425
2004........................................................    37,425
2005 and thereafter.........................................   180,725
                                                              --------
                                                              $376,286
                                                              ========

     Lease revenue is based on a percentage of room revenues, food and beverage revenues and other revenues of the Hotels. Both the base rent and the threshold room revenue in each lease computation are adjusted annually for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year. The CPI adjustments made in January 1999 and 1998 were 2.3% and 1.6%, respectively.

     The Company has entered into an agreement with one of the lessees which grants a ten-year right to lease hotel properties acquired or developed by the Company through February 2006 subject to certain exceptions. Under the January 26, 2000 agreement with Hilton, this right will be terminated if the Company exercises its right to terminate the 52 leases with Hilton. (See Subsequent Events footnote).

     The Company may terminate any lease agreement with respect to a hotel property upon the sale of a hotel property in exchange for a termination payment to the lessee. During 1998, the Company terminated six such leases and incurred fees of $2.7 million which is included in the loss on sale of hotel properties.

     Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the Hotels' revenues to fund capital expenditures for the periodic replacement or

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels.

     The Company spent $12.1 million of its budgeted $16.6 million on capital improvements to its hotels. The Operating Partnership will use cash generated from operations and borrowings under the Line of Credit to fund the remaining $4.5 million of expenditures which is expected to be completed by the second quarter of 2000.

     The Company expects to spend approximately $21.3 million on capital improvements to its hotels in 2000. Additionally, approximately $6.5 million will be spent in 2000 at the Company's hotel in the Fisherman's Wharf district of San Francisco, California to convert this hotel from a Ramada Plaza to a Hilton full service hotel.

NOTE 7.  SUPPLEMENTAL CASH FLOW DISCLOSURE

     In 1998, the Company assumed $19.2 million of debt in connection with the purchase of a hotel. In addition, the Company sold two hotels for cash consideration of $5.4 million and a note receivable of $2.7 million.

     In 1997, the Company issued 2.2 million Units valued at approximately $38.2 million in connection with the purchase of four hotels. In a separate hotel acquisition, the Company assumed debt of $5.5 million.

NOTE 8.  STOCK-BASED COMPENSATION PLANS

     The Company's Restricted Stock and Stock Option Plan (the "Plan") provides for the grant of stock options to purchase a specified number of shares of Common Stock ("Options") and grants of Restricted Shares of Common Stock ("Restricted Stock"). Approximately 2.6 million shares of Common Stock, of which 250,000 shares may be Restricted Stock, are available for awards to the officers and key employees of the Company and 400,000 shares of Common Stock, of which 50,000 shares may be Restricted Stock, are available for awards to Directors of the Company who are not officers or employees. Options issued under the plan have a maximum term of ten years from the date of grant. The exercise price of the options shall be determined on the date of each grant.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board issued SFAS Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to adopt the provisions of SFAS 123. However, pro forma disclosures, as if the Company adopted the cost recognition requirements of SFAS 123, are required by SFAS 123 and are presented below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

     A summary of the Company's stock options under the Plan as of December 31, 1999, 1998 and 1997, and the changes during the years are presented below:

                                              1999                    1998                    1997
                                      ---------------------   ---------------------   ---------------------
                                      NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                        SHARES     AVERAGE      SHARES     AVERAGE      SHARES     AVERAGE
                                      UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                       OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                      ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of years...  1,090,800     $14.99    1,187,700     $15.92      775,000     $15.90
Granted.............................    600,000      11.99      210,000      11.88      417,700      15.95
Exercised...........................                            (95,000)     17.00       (5,000)     14.50
Forfeited...........................   (207,000)     14.64     (211,900)     16.18
                                      ---------               ---------               ---------
Outstanding at end of years.........  1,483,800     $13.83    1,090,800     $14.99    1,187,700     $15.92
                                      =========     ======    =========     ======    =========     ======
Exercisable at end of years.........    604,266     $15.34      520,000     $15.50      395,000     $15.48
                                      =========     ======    =========     ======    =========     ======
Price range of shares under
  option............................  $10.50 to               $11.87 to               $13.50 to
                                      $16.87                  $16.87                  $18.81

     The weighted average remaining contractual life of options outstanding as of December 31, 1999 is 6.1 years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend of $1.54; volatility of 29% for 1999 grants, 27% for 1998 grants and 24% for 1997 grants, risk-free interest rate of 5.9% for 1999, 4.6% for 1998 and 6.2% for 1997 and expected life of 6 years for 1999, 1998 and 1997.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and net income per common share for 1999, 1998 and 1997 would have decreased by less than 1%.

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Restricted Stock. The Company granted 41,000, 129,000, 290,000 shares of Restricted Stock in 1999, 1998, and 1996 respectively, subject to vesting. At December 31, 1999, 226,999 shares were vested. The weighted average fair value per share of the Restricted Stock granted in 1999 and 1998 was $11.25 and $11.875, respectively.

NOTE 9.  SUBSEQUENT EVENTS

     On January 2, 2000, the Company declared a distribution of $0.385 on each share of Common Stock and Unit outstanding to shareholders of record on February 10, 2000 and a $0.3625 dividend on each share of Series A Preferred Stock outstanding. The dividend was paid on February 15, 2000.

     On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million, in cash, at closing. Specifically, in order to exercise its right to terminate the lease, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination within 10 days following the date of notice.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

     In connection with termination of the leases, Hilton may elect, at the earlier of (i) ten days after receipt of the Company's notice of its intention to terminate the Leases, or (ii) November 30, 2000, to require the Company to repurchase the 973,684 shares of the Company's convertible preferred stock that it currently owns. If the Company elects to terminate the leases, then Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13 million. If the Company elects not to terminate the leases, Hilton will have the right to require the Company to redeem the Series A Preferred Stock for $13.75 million. The Company may elect, in its sole discretion, to pay all or part of the purchase price for the preferred shares in the form of shares of its Common Stock.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

     Our audits of the consolidated financial statements referred to in our report dated January 21, 2000, except for Note 9 as to which the date is February 15, 2000, appearing on page F-1 of the 1999 Form 10-K of RFS Hotel Investors, Inc. also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                PricewaterhouseCoopers LLP

                                                Memphis, Tennessee
                                                January 21, 2000, except for
                                                Note 9 as to   which the date is
                                                February 15, 2000

                           RFS HOTEL INVESTORS, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                       COST CAPITALIZED     GROSS AMOUNT AT WHICH
                                                                         SUBSEQUENT TO             CARRIED
                                                  INITIAL COST            ACQUISITION          AT END OF PERIOD
                                             ----------------------   -------------------   ----------------------
                                                        BUILDINGS             BUILDINGS                BUILDINGS
                                                           AND                   AND                      AND
DESCRIPTION                   ENCUMBRANCES    LAND     IMPROVEMENTS   LAND   IMPROVEMENTS    LAND     IMPROVEMENTS
-----------                   ------------   -------   ------------   ----   ------------   -------   ------------
                                                            (IN THOUSANDS AS OF DECEMBER 31, 1999)
Sheraton Hotel
  Clayton, MO...............     (1)         $ 1,599     $  4,968              $ 6,136      $ 1,599     $ 11,104
Holiday Inn
  Columbia, SC..............     (1)             790        3,573                  757          790        4,330
Holiday Inn Express
  Louisville, KY............     (1)           1,328        3,808                1,035        1,328        4,843
Comfort Inn
  Marietta, GA..............     (2)             989        5,509                  142          989        5,651
Holiday Inn
  Lafayette, LA.............     (1)             700        8,858                  843          700        9,701
Residence Inn
  Kansas City, MO...........     (2)             392        5,344                  131          392        5,475
Comfort Inn
  Ft. Mill, SC..............     (2)             763        6,612                  140          763        6,752
Hampton Inn
  Ft. Lauderdale, FL........     (1)             590        4,664                  344          590        5,008
Holiday Inn Express
  Arlington Heights, IL.....     (1)             350        4,121                  404          350        4,525
Hampton Inn
  Denver, CO................    none             500        8,098                  399          500        8,497
Holiday Inn Express
  Downers Grove, IL.........     (1)             400        5,784                  356          400        6,140
Comfort Inn
  Farmington Hills, MI......     (2)             525        4,118                  270          525        4,388
Hampton Inn
  Indianapolis, IN..........     (2)             475        8,008                  329          475        8,337
Hampton Inn
  Lincoln, NE...............     (1)             350        4,829                  377          350        5,206
Hampton Inn
  Bloomington, MN...........     (2)             375        8,657                  192          375        8,849
Holiday Inn Express
  Bloomington, MN...........     (1)             780        6,910     $152         841          932        7,751
Hampton Inn
  Minnetonka, MN............     (1)             475        5,066                  132          475        5,198


                                                                                         LIFE UPON
                                         ACCUMULATED                                       WHICH
                                         DEPRECIATION     NET BOOK                    DEPRECIATION IN
                                          BUILDINGS         VALUE                      LATEST INCOME
                                             AND        BUILDINGS AND     DATE OF      STATEMENT IS
DESCRIPTION                    TOTAL     IMPROVEMENTS   IMPROVEMENTS    ACQUISITION     CALCULATED
-----------                   --------   ------------   -------------   -----------   ---------------
                              (IN THOUSANDS AS OF DECEMBER 31, 1999)
Sheraton Hotel
  Clayton, MO...............  $ 12,703     $ 1,039        $ 10,065         1993              40
Holiday Inn
  Columbia, SC..............     5,120         640           3,690         1993              40
Holiday Inn Express
  Louisville, KY............     6,171         692           4,151         1993              40
Comfort Inn
  Marietta, GA..............     6,640         852           4,799         1993              40
Holiday Inn
  Lafayette, LA.............    10,401       1,461           8,240         1993              40
Residence Inn
  Kansas City, MO...........     5,867         800           4,675         1994              40
Comfort Inn
  Ft. Mill, SC..............     7,515         962           5,790         1994              40
Hampton Inn
  Ft. Lauderdale, FL........     5,598         688           4,320         1994              40
Holiday Inn Express
  Arlington Heights, IL.....     4,875         614           3,911         1994              40
Hampton Inn
  Denver, CO................     8,997       1,159           7,338         1994              40
Holiday Inn Express
  Downers Grove, IL.........     6,540         832           5,308         1994              40
Comfort Inn
  Farmington Hills, MI......     4,913         591           3,797         1994              40
Hampton Inn
  Indianapolis, IN..........     8,812       1,142           7,195         1994              40
Hampton Inn
  Lincoln, NE...............     5,556         704           4,502         1994              40
Hampton Inn
  Bloomington, MN...........     9,224       1,219           7,630         1994              40
Holiday Inn Express
  Bloomington, MN...........     8,683         988           6,763         1994              40
Hampton Inn
  Minnetonka, MN............     5,673         716           4,482         1994              40

                           RFS HOTEL INVESTORS, INC.

                                                                       COST CAPITALIZED     GROSS AMOUNT AT WHICH
                                                                         SUBSEQUENT TO             CARRIED
                                                  INITIAL COST            ACQUISITION          AT END OF PERIOD
                                             ----------------------   -------------------   ----------------------
                                                        BUILDINGS             BUILDINGS                BUILDINGS
                                                           AND                   AND                      AND
DESCRIPTION                   ENCUMBRANCES    LAND     IMPROVEMENTS   LAND   IMPROVEMENTS    LAND     IMPROVEMENTS
-----------                   ------------   -------   ------------   ----   ------------   -------   ------------
                                                            (IN THOUSANDS AS OF DECEMBER 31, 1999)
Hampton Inn
  Oklahoma City, OK.........     (2)         $   530     $  6,826              $   452      $   530     $  7,278
Hampton Inn
  Omaha, NE.................     (2)             450        6,362                  445          450        6,807
Hampton Inn
  Tulsa, OK.................     (1)             350        5,715                  427          350        6,142
Hampton Inn
  Warren, MI................     (1)             500        2,814                  249          500        3,063
Holiday Inn Express
  Wauwatosa, WI.............     (2)             700        4,926                  466          700        5,392
Residence Inn
  Fishkill, NY..............     (1)           2,280       10,484                  200        2,280       10,684
Residence Inn
  Providence, RI............     (2)           1,385        7,742                  273        1,385        8,015
Residence Inn
  Tyler, TX.................     (1)             855        6,212                  232          855        6,444
Hampton Inn
  Memphis, TN...............     (2)             980        6,157                   67          980        6,224
Residence Inn
  Ft. Worth, TX.............     (2)             985       10,726                  165          985       10,891
Residence Inn
  Wilmington, DE............     (1)           1,100        8,488                  150        1,100        8,638
Residence Inn
  Torrance, CA..............     (1)           2,600       17,789                  748        2,600       18,537
Residence Inn
  Ann Arbor, MI.............     (2)             525        4,461     $227       3,031          752        7,492
Holiday Inn
  Flint, MI.................     (1)           1,220       11,994                  307        1,220       12,301
Residence Inn
  Charlotte, NC.............     (2)             850        3,844      159       3,074        1,009        6,918
Hawthorn Suites
  Atlanta, GA...............     (1)           3,000       12,886                1,135        3,000       14,021
Holiday Inn Express
  Austin, TX................     (2)             500        4,737                  154          500        4,891


                                                                                         LIFE UPON
                                         ACCUMULATED                                       WHICH
                                         DEPRECIATION     NET BOOK                    DEPRECIATION IN
                                          BUILDINGS         VALUE                      LATEST INCOME
                                             AND        BUILDINGS AND     DATE OF      STATEMENT IS
DESCRIPTION                    TOTAL     IMPROVEMENTS   IMPROVEMENTS    ACQUISITION     CALCULATED
-----------                   --------   ------------   -------------   -----------   ---------------
                              (IN THOUSANDS AS OF DECEMBER 31, 1999)
Hampton Inn
  Oklahoma City, OK.........  $  7,808     $   985        $  6,293         1994              40
Hampton Inn
  Omaha, NE.................     7,257         923           5,884         1994              40
Hampton Inn
  Tulsa, OK.................     6,492         835           5,307         1994              40
Hampton Inn
  Warren, MI................     3,563         410           2,653         1994              40
Holiday Inn Express
  Wauwatosa, WI.............     6,092         722           4,670         1994              40
Residence Inn
  Fishkill, NY..............    12,964       1,431           9,253         1994              40
Residence Inn
  Providence, RI............     9,400       1,065           6,950         1994              40
Residence Inn
  Tyler, TX.................     7,299         859           5,585         1994              40
Hampton Inn
  Memphis, TN...............     7,204         813           5,411         1994              40
Residence Inn
  Ft. Worth, TX.............    11,876       1,414           9,477         1994              40
Residence Inn
  Wilmington, DE............     9,738       1,152           7,486         1994              40
Residence Inn
  Torrance, CA..............    21,137       2,407          16,130         1994              40
Residence Inn
  Ann Arbor, MI.............     8,244         774           6,718         1994              40
Holiday Inn
  Flint, MI.................    13,521       1,572          10,729         1994              40
Residence Inn
  Charlotte, NC.............     7,927         557           6,361         1994              40
Hawthorn Suites
  Atlanta, GA...............    17,021       1,673          12,348         1994              40
Holiday Inn Express
  Austin, TX................     5,391         599           4,292         1995              40

                           RFS HOTEL INVESTORS, INC.

                                                                      COST CAPITALIZED      GROSS AMOUNT AT WHICH
                                                                        SUBSEQUENT TO              CARRIED
                                                INITIAL COST             ACQUISITION           AT END OF PERIOD
                                           ----------------------   ---------------------   ----------------------
                                                      BUILDINGS               BUILDINGS                BUILDINGS
                                                         AND                     AND                      AND
DESCRIPTION                 ENCUMBRANCES    LAND     IMPROVEMENTS    LAND    IMPROVEMENTS    LAND     IMPROVEMENTS
-----------                 ------------   -------   ------------   ------   ------------   -------   ------------
                                                           (IN THOUSANDS AS OF DECEMBER 31, 1999)
Hampton Inn
  Lakewood, CO............     (2)         $   957     $  6,790                $   110      $   957     $  6,900
Hampton Inn
  Hattiesburg, MS.........     (2)             785        4,653                  1,587          785        6,240
Hampton Inn
  Laredo, TX..............     (1)           1,037        4,116                      2        1,037        4,118
Residence Inn
  Atlanta, GA.............     (1)           1,306       10,200                    352        1,306       10,552
Holiday Inn
  Crystal Lake, IL........     (2)           1,685       10,932        (20)        169        1,665       11,101
Residence Inn
  Orlando, FL.............     (2)           1,045        8,880                    230        1,045        9,110
Residence Inn
  Sacramento, CA..........     (2)           1,000       13,122                    163        1,000       13,285
Doubletree Hotel
  Del Mar, CA.............     (2)           1,500       13,535        295         126        1,795       13,661
Hampton Inn
  Plano, TX...............     (1)             959        5,178                     22          959        5,200
Courtyard by Marriott
  Flint, MI...............     (1)             600        4,852                    183          600        5,035
Hampton Inn
  Sedona, AZ..............     (1)           1,464        3,858                     66        1,464        3,924
Hampton Inn
  Chandler, AZ............     (1)             485        3,950                      0          485        3,950
Hampton Inn
  Houston, TX.............     (1)             606        4,919                      2          606        4,921
Sheraton Hotel
  Milpitas, CA............     (2)           5,253       23,169                    172        5,253       23,341
Sheraton Four Points
  Sunnyvale, CA...........     (2)             785       22,401                    513          785       22,914
Sheraton Four Points
  Pleasanton, CA..........     (2)           1,935       19,251                    310        1,935       19,561
Sheraton Four Points
  Bakersfield, CA.........     (2)           1,390        7,554                    253        1,390        7,807


                                                                                       LIFE UPON
                                       ACCUMULATED                                       WHICH
                                       DEPRECIATION     NET BOOK                    DEPRECIATION IN
                                        BUILDINGS         VALUE                      LATEST INCOME
                                           AND        BUILDINGS AND     DATE OF      STATEMENT IS
DESCRIPTION                  TOTAL     IMPROVEMENTS   IMPROVEMENTS    ACQUISITION     CALCULATED
-----------                 --------   ------------   -------------   -----------   ---------------
                            (IN THOUSANDS AS OF DECEMBER 31, 1999)
Hampton Inn
  Lakewood, CO............  $  7,857     $   826        $  6,074         1995              40
Hampton Inn
  Hattiesburg, MS.........     7,025         688           5,552         1995              40
Hampton Inn
  Laredo, TX..............     5,155         454           3,664         1995              40
Residence Inn
  Atlanta, GA.............    11,858       1,096           9,456         1995              40
Holiday Inn
  Crystal Lake, IL........    12,766       1,168           9,933         1995              40
Residence Inn
  Orlando, FL.............    10,155         950           8,160         1995              40
Residence Inn
  Sacramento, CA..........    14,285       1,319          11,966         1996              40
Doubletree Hotel
  Del Mar, CA.............    15,456       1,242          12,419         1996              40
Hampton Inn
  Plano, TX...............     6,159         454           4,746         1996              40
Courtyard by Marriott
  Flint, MI...............     5,635         386           4,649         1996              40
Hampton Inn
  Sedona, AZ..............     5,388         234           3,690         1997              40
Hampton Inn
  Chandler, AZ............     4,435         254           3,696         1997              40
Hampton Inn
  Houston, TX.............     5,527         360           4,561         1997              40
Sheraton Hotel
  Milpitas, CA............    28,594       1,740          21,601         1997              40
Sheraton Four Points
  Sunnyvale, CA...........    23,699       1,684          21,230         1997              40
Sheraton Four Points
  Pleasanton, CA..........    21,496       1,447          18,114         1997              40
Sheraton Four Points
  Bakersfield, CA.........     9,197         569           7,238         1997              40

                           RFS HOTEL INVESTORS, INC.

                                                                       COST CAPITALIZED     GROSS AMOUNT AT WHICH
                                                                         SUBSEQUENT TO             CARRIED
                                                  INITIAL COST            ACQUISITION          AT END OF PERIOD
                                             ----------------------   -------------------   ----------------------
                                                        BUILDINGS             BUILDINGS                BUILDINGS
                                                           AND                   AND                      AND
DESCRIPTION                   ENCUMBRANCES    LAND     IMPROVEMENTS   LAND   IMPROVEMENTS    LAND     IMPROVEMENTS
-----------                   ------------   -------   ------------   ----   ------------   -------   ------------
                                                            (IN THOUSANDS AS OF DECEMBER 31, 1999)
Beverly Heritage
  Milpitas, CA..............     (1)         $ 5,250     $ 25,118              $ 4,057      $ 5,250     $ 29,175
Sheraton Hotel
  Birmingham, AL............   $4,440          3,108       13,491     $ (5)          3        3,103       13,494
Residence Inn
  Jacksonville, FL..........     (1)           1,339        4,990                   (3)       1,339        4,987
Residence Inn
  West Palm Beach, FL.......     (1)           1,293        4,025                             1,293        4,025
Hampton Inn
  Jacksonville, FL..........     (1)           1,047        4,375                             1,047        4,375
Homewood Suites
  Chandler, AZ..............     (1)             485        4,601                    3          485        4,604
Hotel Rex
  San Francisco, CA.........    none           3,000       11,039                   20        3,000       11,059
Ramada Inn
  San Francisco, CA.........   $18,815         3,007       28,308                  120        3,007       28,428
TownePlace Suites
  Ft. Worth, TX.............     (1)             753        4,721                   47          753        4,768
TownePlace Suites
  Miami, FL.................     (1)             914        5,187                               914        5,186
TownePlace Suites
  Miami (West), FL..........    none             836        5,210       60                      896        5,209
Unimproved land
  Crystal Lake, IL..........    none             252                               508          252          508
                                             -------     --------     ----     -------      -------     --------
        Totals..............                 $74,267     $509,515     $868     $33,418      $75,135     $542,931
                                             =======     ========     ====     =======      =======     ========


                                                                                         LIFE UPON
                                         ACCUMULATED                                       WHICH
                                         DEPRECIATION     NET BOOK                    DEPRECIATION IN
                                          BUILDINGS         VALUE                      LATEST INCOME
                                             AND        BUILDINGS AND     DATE OF      STATEMENT IS
DESCRIPTION                    TOTAL     IMPROVEMENTS   IMPROVEMENTS    ACQUISITION     CALCULATED
-----------                   --------   ------------   -------------   -----------   ---------------
                              (IN THOUSANDS AS OF DECEMBER 31, 1999)
Beverly Heritage
  Milpitas, CA..............  $ 34,425     $ 1,626        $ 27,549         1997              40
Sheraton Hotel
  Birmingham, AL............    16,597         759          12,735         1997              40
Residence Inn
  Jacksonville, FL..........     6,326         271           4,716         1997              40
Residence Inn
  West Palm Beach, FL.......     5,318         184           3,841         1998              40
Hampton Inn
  Jacksonville, FL..........     5,422         200           4,175         1998              40
Homewood Suites
  Chandler, AZ..............     5,089         199           4,405         1998              40
Hotel Rex
  San Francisco, CA.........    14,059         460          10,599         1998              40
Ramada Inn
  San Francisco, CA.........    31,435       1,050          27,378         1998              40
TownePlace Suites
  Ft. Worth, TX.............     5,521         119           4,649         1998              40
TownePlace Suites
  Miami, FL.................     6,100          74           5,112         1997              40
TownePlace Suites
  Miami (West), FL..........     6,105          21           5,188         1997              40
Unimproved land
  Crystal Lake, IL..........       760                         508         1995             n/a
                              --------     -------        --------
        Totals..............  $618,066     $53,124        $489,807
                              ========     =======        ========

---------------

(1) Property is collateral for the Line of Credit.
(2) Property is collateral for long-term, fixed rate debt.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                       CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1999 AND 1998 AND FOR
        THE PERIOD NOVEMBER 30, 1999 THROUGH DECEMBER 31, 1999, AND FOR
             THE PERIOD JANUARY 1, 1999 THROUGH NOVEMBER 29, 1999,
               AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder
of RFS, Inc. and Subsidiary:

     We have audited the accompanying consolidated balance sheets of RFS, INC. AND SUBSIDIARY (a wholly-owned subsidiary of Hilton Hotels Corporation, the "Company") as of December 31, 1999 and 1998, the related consolidated statements of operations, stockholder's equity and cash flows for the period November 30, 1999 through December 31, 1999, the period January 1, 1999 through November 29, 1999 (Predecessor Company) and the year ended December 31, 1998 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1997, were audited by other auditors, whose report dated January 23, 1998, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFS, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the period November 30, 1999 through December 31, 1999, the period January 1, 1999 through November 29, 1999 (Predecessor Company) and the year ended December 31, 1998 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee
February 4, 2000

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

                                                                                  PREDECESSOR
                                                                                    COMPANY
                                                                 1999                 1998
                                                              -----------        --------------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  5,265             $ 3,986
  Trade receivables, net of estimated uncollectible accounts
     of $93 for 1999 and $80 for 1998.......................      4,675               6,854
  Inventory.................................................        229                 203
  Prepaid expenses..........................................        909               1,094
  Due from Parent...........................................     34,376              24,883
                                                               --------             -------
          Total current assets..............................     45,454              37,020
INVESTMENTS.................................................     12,055              19,964
NOTE RECEIVABLE.............................................         --               1,529
LEASEHOLD IMPROVEMENTS AND OFFICE
  EQUIPMENT, net of accumulated depreciation of $748 for
     1999 and $616 for 1998.................................        598                 253
CAPITALIZED FRANCHISE AND LEASE VALUATION
  COSTS, net of accumulated amortization of $1,182 for 1999
     and $617 for 1998......................................     54,167               2,032
DEFERRED COSTS AND OTHER ASSETS, net........................        429                 720
                                                               --------             -------
          Total assets......................................   $112,703             $61,518
                                                               ========             =======
                             LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $  8,689             $ 7,576
  Percentage lease payable..................................      9,438               9,425
                                                               --------             -------
          Total current liabilities.........................     18,127              17,001
DEFERRED INCOME TAXES.......................................     17,826                 442
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, no par value; 5,000 shares authorized; 100
     shares issued and outstanding..........................        282                 282
  Additional paid-in capital................................     76,586              18,500
  Accumulated other comprehensive income, net of income
     taxes..................................................        (24)                (54)
  Retained earnings (deficit)...............................        (94)             25,347
                                                               --------             -------
          Total stockholder's equity........................     76,750              44,075
                                                               --------             -------
          Total liabilities and stockholder's equity........   $112,703             $61,518
                                                               ========             =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            PREDECESSOR COMPANY
                                                                   -------------------------------------
                                                                   JANUARY 1, 1999       YEARS ENDED
                                               NOVEMBER 30, 1999       THROUGH          DECEMBER 31,
                                                    THROUGH         NOVEMBER 29,     -------------------
                                               DECEMBER 31, 1999        1999           1998       1997
                                               -----------------   ---------------   --------   --------
                                                                    (IN THOUSANDS)
REVENUES:
  Hotel revenue..............................       $12,503           $180,494       $196,749   $193,282
  Management and consulting fees.............            50                519          1,267      1,611
  Other......................................           168              1,644          5,061      1,868
                                                    -------           --------       --------   --------
          Total revenues.....................        12,721            182,657        203,077    196,761
                                                    -------           --------       --------   --------
COSTS AND EXPENSES:
  Hotel expenses:
     Salaries and benefits...................         3,556             39,338         42,790     43,173
     Franchise costs.........................           951             13,265         13,874     13,183
     Advertising and promotions..............           233              2,631          3,075      3,199
     Utilities...............................           549              7,052          7,962      8,368
     Repairs and maintenance.................           324              3,705          4,159      4,240
     Leases, insurance and taxes.............           140              1,287          1,331      1,317
     Other operating costs...................         1,953             24,037         25,515     24,518
                                                    -------           --------       --------   --------
                                                      7,706             91,315         98,706     97,998
  General and administrative.................           276              4,356          4,027      3,972
  Depreciation and amortization..............           451                360            554        460
  Percentage lease expense...................         4,442             77,865         83,550     80,049
                                                    -------           --------       --------   --------
          Total operating expenses...........        12,875            173,896        186,837    182,479
                                                    -------           --------       --------   --------
  Income (loss) before income taxes..........          (154)             8,761         16,240     14,282
  Income taxes (benefit).....................           (60)             3,417          6,343      5,470
                                                    -------           --------       --------   --------
          Net income (loss)..................       $   (94)          $  5,344       $  9,897   $  8,812
                                                    =======           ========       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                            ACCUMULATED
                                                               ADDITIONAL     UNEARNED         OTHER        RETAINED
                                     COMPREHENSIVE    COMMON    PAID-IN       EMPLOYEE     COMPREHENSIVE    EARNINGS
                                        INCOME        STOCK     CAPITAL     COMPENSATION      INCOME        (DEFICIT)    TOTAL
                                     -------------    ------   ----------   ------------   -------------    ---------   -------
                                                                           (IN THOUSANDS)
Balances, December 31, 1996
  (Predecessor Company)............     $6,760         $282     $18,500        $(141)          $114         $  6,638    $25,393
                                        ======
  Amortization of unearned employee
    compensation...................                      --          --           71             --               --         71
  Comprehensive income -- 1997
    Net income.....................     $8,812           --          --           --             --            8,812      8,812
    Other comprehensive income, net
      of tax:
      Change in unrealized gain on
        marketable equity
        securities, net of tax
        benefit of $0..............         (2)          --          --           --             (2)              --         (2)
                                        ------         ----     -------        -----           ----         --------    -------
Balances, December 31, 1997
  (Predecessor Company)............     $8,810          282      18,500          (70)           112           15,450     34,274
                                        ======
  Amortization of unearned employee
    compensation...................                      --          --           70             --               --         70
  Comprehensive income -- 1998
    Net income.....................     $9,897           --          --           --             --            9,897      9,897
    Other comprehensive income, net
      of tax:
      Change in unrealized gain on
        marketable equity
        securities, net of tax
        benefit of $(104)..........       (166)          --          --           --           (166)              --       (166)
                                        ------         ----     -------        -----           ----         --------    -------
Balances, December 31, 1998
  (Predecessor Company)............     $9,731          282      18,500           --            (54)          25,347     44,075
                                        ======
  Comprehensive income -- 1999
    Net income -- January 1, 1999
      through November 29, 1999....     $5,344           --          --           --             --            5,344      5,344
    Other comprehensive income, net
      of tax:
      Change in unrealized gain on
        marketable equity
        securities, net of tax
        benefit of $(26)...........        (39)          --          --           --            (39)              --        (39)
                                        ------         ----     -------        -----           ----         --------    -------
Balances, November 29, 1999
  (Predecessor Company)............     $5,305          282      18,500           --            (93)          30,691     49,380
                                        ======
  Net adjustments of recording
    assets and liabilities to fair
    value due to Hilton Hotels
    Corporation acquisition of RFS,
    Inc............................         --           --      58,086           --             93          (30,691)    27,488
  Comprehensive income -- 1999
    Net income -- November 30, 1999
      through December 31, 1999....        (94)          --          --           --             --              (94)       (94)
    Other comprehensive income, net
      of tax:
      Change in unrealized gain on
        marketable equity
        securities, net of tax
        benefit of $(16)...........        (24)          --          --           --            (24)              --        (24)
                                        ------         ----     -------        -----           ----         --------    -------
Balances, December 31, 1999........     $ (118)        $282     $76,586        $  --           $(24)        $    (94)   $76,750
                                        ======         ====     =======        =====           ====         ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          PREDECESSOR COMPANY
                                                                ---------------------------------------
                                                                                        YEARS ENDED
                                            NOVEMBER 30, 1999    JANUARY 1, 1999       DECEMBER 31,
                                                 THROUGH             THROUGH        -------------------
                                            DECEMBER 31, 1999   NOVEMBER 29, 1999     1998       1997
                                            -----------------   -----------------   --------   --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................       $   (94)            $5,344         $  9,897   $  8,812
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization........           451                360              554        460
     Equity in (earnings) losses of
       unconsolidated affiliates..........            --                222             (509)        --
  Changes in working capital due to:
     Accounts receivable..................         1,358                821           (2,554)      (620)
     Inventory............................            (1)               (25)               3        (13)
     Prepaid expenses.....................           116                 69             (151)      (556)
     Due from parent......................        (5,744)            (2,220)         (11,316)   (11,818)
     Deferred costs and other assets......          (379)               289             (530)      (168)
     Accounts payable and accrued
       expenses...........................          (718)             1,831              329        371
     Percentage lease payable.............         1,642             (1,629)             524      2,126
     Deferred income taxes................           189                  2              476         --
          Net cash (used in) provided by
            operating activities..........        (3,180)             5,064           (3,277)    (1,406)
                                                 -------             ------         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment....           (85)              (520)             (59)       (78)
  Collection of loans to owners of managed
     hotels...............................            --                 --               --      1,471
                                                 -------             ------         --------   --------
          Net cash (used in) provided by
            investing activities..........           (85)              (520)             (59)     1,393
                                                 -------             ------         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable...............            --                 --               --       (325)
                                                 -------             ------         --------   --------
          Net (decrease) increase in cash
            and cash equivalents..........        (3,265)             4,544           (3,336)      (338)
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................         8,530              3,986            7,322      7,660
                                                 -------             ------         --------   --------
  End of period...........................       $ 5,265             $8,530         $  3,986   $  7,322
                                                 =======             ======         ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. ORGANIZATION AND PRESENTATION

     On November 30, 1999, Hilton Hotels Corporation ("Hilton" or "Parent") purchased RFS, Inc. (the "Company" or "RFS") through its acquisition of Promus Hotel Corporation ("Promus"). The acquisition of Promus by Hilton was accounted for as a purchase, and as such, the assets and liabilities of Promus were required to be restated to reflect the estimated fair value at the acquisition date. The assets and liabilities of RFS as presented in the accompanying financial statements were also required to be restated to reflect the estimated fair value at the acquisition date. Hilton management has made a preliminary allocation of the estimated fair value of the RFS assets and liabilities in the accompanying financial statements. The assets and liabilities of RFS may be subject to additional adjustments if better estimates of fair value become available. Due to a lack of comparability, the accompanying financial statements have been presented in a format detailing the historical results of the Company prior to the Hilton acquisition and includes the effects of the acquisition since November 30, 1999.

     Promus purchased RFS on December 19, 1997, pursuant to its acquisition of Doubletree Corporation ("Doubletree") in a transaction accounted for as a pooling of interests. Doubletree had originally purchased the Company on February 27, 1996.

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

     Substantially all of the hotels owned by the Partnership (the "Hotels") are separately leased by the Partnership to the Company under individual lease agreements (collectively, the "Percentage Leases"). The Percentage Leases provide for the payment of annual rent equal to the greater of (i) fixed base rent or (ii) percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue at the Hotels. In connection with the merger with Doubletree, the Company amended each of the individual Percentage Leases. The significant amendments include extending the terms of the leases, clarifying the Company's and the Partnership's responsibilities with respect to repairs and maintenance at the hotels and clarifying certain other provisions of the Percentage Leases. These provisions include the Partnership granting the Company a 10-year right of first refusal to manage and lease future hotels acquired or developed by the Partnership.

     At December 31, 1999, the Company leased 51 hotels from the Partnership and operated 66 hotels. Four hotels leased by the Company are operated by other third party management companies. Two of the hotels operated by the Company are for unrelated entities. The Company leases and/or manages hotel properties in 27 states, primarily in the Southeast and Midwest and substantially all are affiliated with a nationally recognized franchise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Inventories

     Inventories consisting of food and beverages are stated at the lower of cost (generally first-in, first-out) or market.

  Receivable with Parent

     The Company maintains an intercompany balance with its Parent based on available cash flows. This balance is due on demand and is non-interest bearing.

  Investments

     Investments in partnerships and joint ventures are accounted for using the equity method when the Company has a general partnership interest or its limited partnership interest exceeds 5% and the Company does not exercise control over the venture. Preferred stock investments are accounted for using the cost method, except for the restated value of the REIT convertible preferred stock on November 30, 1999, to reflect estimated fair value, as discussed in Note 3. Marketable equity securities are classified as available-for-sale and recorded at fair value with unrealized gains or losses reflected in stockholder's equity.

  Leasehold Improvements and Office Equipment

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments at the hotels are the responsibility of the Partnership.

     Improvements to office leaseholds are amortized over the shorter of the lives of the assets or the terms of the related leases. Office furniture and equipment is depreciated using the straight-line basis over their estimated useful lives, which is seven years for furniture and five years for equipment.

  Capitalized Franchise and Lease Valuation Costs

     Prior to Hilton's acquisition of the Company, RFS had recorded certain franchise application fees in conjunction with obtaining franchise licenses. In conjunction with Hilton's purchase of Promus, the Company recorded $52,723,000 related to lease valuation costs, which represents the estimated fair value of the RFS hotel leases. These costs are being amortized over the estimated useful lives of the franchise and lease agreements. The recoverability of these costs is periodically evaluated to determine whether such costs will be realized from future operations.

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

  Percentage Lease Expenses

     Lease expense is recognized as due to the Partnership under the Percentage Leases commencing on the date a lease is executed between the Partnership and the Company.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     Hilton files a consolidated federal income tax return. As such, the intercompany settlement of taxes paid is based on an informal tax sharing agreement which allocates taxes to the Company based upon a proportionate allocation of Hilton's consolidated current and deferred income tax.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Supplemental Disclosure of Non-Cash Activities

     The following items represented non-cash activities of RFS (in thousands):

                                                                                 YEARS ENDED
                                      NOVEMBER 30, 1999    JANUARY 1, 1999      DECEMBER 31,
                                           THROUGH             THROUGH        -----------------
                                      DECEMBER 31, 1999   NOVEMBER 29, 1999    1998      1997
                                      -----------------   -----------------   -------   -------
Lease valuation costs recorded as an
  increase in additional paid-in
  capital...........................       $52,723             $   --         $    --   $    --
                                           =======             ======         =======   =======
Decrease in the fair value of REIT
  preferred stock recorded as a
  reduction of additional paid-in
  capital...........................       $ 7,662             $   --         $    --   $    --
                                           =======             ======         =======   =======
Net deferred income taxes recorded
  as a reduction of additional
  paid-in capital...................       $17,573             $   --         $    --   $    --
                                           =======             ======         =======   =======
Note receivable assigned to Parent
  and recorded as an increase in Due
  from Parent.......................       $    --             $1,529         $    --   $    --
                                           =======             ======         =======   =======

  Recent Accounting Pronouncements

     During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

prominence as other financial statements. The change in the components of other comprehensive income is reported net of income taxes in the accompanying financial statements. Accumulated other comprehensive income is comprised solely of unrealized gains and losses on marketable equity securities.

3. INVESTMENTS

  Investments in RFS Hotel Investors, Inc.

     At December 31, the Company has the following investments in the REIT, the Partnership and other investments (in thousands):

                                                               1999      1998
                                                              -------   -------
RFS HOTEL INVESTORS, INC.
  Series A Convertible Preferred Stock......................  $10,837   $18,500
  Common Stock..............................................      366       429
RFS PARTNERSHIP, L.P. -- PARTNERSHIP UNITS..................      841       841
Other.......................................................       11       194
                                                              -------   -------
                                                              $12,055   $19,964
                                                              =======   =======

     On February 27, 1996, the Company bought from the REIT 973,684 shares of Series A Convertible Preferred Stock ("Preferred Stock") for $18,500,000 or $19.00 per share. The Preferred Stock has an initial preference value of $19.00 per share ("Stated Value"), a par value of $.01, and is senior to the REIT's common stock as to dividends and upon liquidation of the REIT. Each share based on Preferred Stock has one vote and is convertible into one share of the REIT's common stock after the seventh anniversary of issuance. The owners of the Preferred Stock are entitled to a $1.45 annual cumulative dividend per share. The Preferred Stock has mandatory redemption rights upon the occurrence of certain events which are under the REIT's control. The REIT can redeem the Series A Preferred Stock after the seventh anniversary of issuance at the Stated Value, together with all accrued and unpaid dividends. In conjunction with Hilton's acquisition of RFS, the Preferred Stock was revalued at the market value of the REIT's common stock at the acquisition date.

     The Company's investment in the Partnership units is carried at cost, which is approximately $841,000 on 77,904 units owned. At present, there is no quoted market for the Partnership units. However, the Partnership units are convertible into REIT common stock. The Company also owns 35,000 shares of REIT common stock, which is carried at quoted market value.

4. NOTE RECEIVABLE

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

     On September 15, 1998, the owners of the hotels effectively terminated their management agreement with the Company. Pursuant to the note agreement, upon termination of the Company as manager of the hotels, the remaining principal balance with unpaid interest was due within one year from the date of termination. The Company subsequently assigned this note to its Parent.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. PREFERRED AND COMMON STOCK

     In connection with the Company's acquisition by Doubletree, the Company retired all of its then outstanding common stock and issued 100 new shares of common stock to Doubletree. In addition, Doubletree made an $18,500,000 capital contribution to the Company. The proceeds from this capital contribution were used by the Company to purchase the Preferred Stock issued by the REIT, as discussed in Note 3.

6. INCOME TAXES

     Effective December 19, 1997, the Company's results of operations were included in Promus' consolidated U.S. Federal income tax return. Hilton has also continued the practice of including the Company's results of operations in its consolidated U.S. Federal income tax return. Prior to then, income taxes were the responsibility of the Company. Under the terms of a tax sharing agreement, the Company makes payments to its Parent for a proportionate allocation of its consolidated income tax expense based on statutory tax rates then in effect. The Company's deferred tax liabilities are primarily comprised of temporary differences related to lease valuation costs and investments in joint ventures.

     Income tax expense (deficit) attributable to income consisted of the following (in thousands):

                                                                                  YEARS ENDED
                                        NOVEMBER 30, 1999    JANUARY 1, 1999     DECEMBER 31,
                                             THROUGH             THROUGH        ---------------
                                        DECEMBER 31, 1999   NOVEMBER 29,1999     1998     1997
                                        -----------------   -----------------   ------   ------
Current
  Federal.............................        $(223)             $3,051         $5,222   $4,999
  State...............................          (26)                364            645      471
Deferred
  Federal.............................          169                   2            424       --
  State...............................           20                  --             52       --
                                              -----              ------         ------   ------
                                              $ (60)             $3,417         $6,343   $5,470
                                              =====              ======         ======   ======

                                                                                  YEARS ENDED
                                          NOVEMBER 30, 1999    JANUARY 1, 1999    DECEMBER 31,
                                               THROUGH             THROUGH        ------------
                                          DECEMBER 31, 1999   NOVEMBER 29, 1999   1998    1997
                                          -----------------   -----------------   ----    ----
Income tax expense (benefit) at federal
  statutory rate........................        (35.0)%             35.0%         35.0%   35.0%
State taxes, net of federal tax
  benefit...............................         (4.0)               4.0           4.1     3.3
                                                -----               ----          ----    ----
                                                (39.0)%             39.0%         39.1%   38.3%
                                                =====               ====          ====    ====

     The Company remitted $3,417,000, $6,343,000 and $5,470,000 to Promus for income tax payments for the period January 1, 1999 through November 29, 1999 and the years ended December 31, 1998 and 1997, respectively. No income tax payments were made to Hilton for the period November 30, 1999 through December 31, 1999.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under noncancelable operating lease agreements expiring at varying intervals through 2002. The future minimum rental payments required under these leases at December 31, 1999, were as follows (in thousands):

YEAR                                                          AMOUNT
----                                                          ------
2000........................................................   $270
2001........................................................    247
2002........................................................     62
                                                               ----
                                                               $579
                                                               ====

     Rental expense, except for the lease expense described below, was approximately $312,000 for the years ended December 31, 1999, and $301,000 for the years ended December 31, 1998 and 1997.

     The Company has future lease commitments to the Partnership under percentage leases through 2014. At December 31, 1999, minimum future rental payments under percentage leases were as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................  $ 32,699
2001........................................................    32,699
2002........................................................    32,699
2003........................................................    32,699
2004........................................................    32,699
Thereafter..................................................   173,962
                                                              --------
                                                              $337,457
                                                              ========

     The Company paid base rents of approximately $2,729,000, $30,019,000, $33,665,000 and $34,956,000 and percentage rents in excess of base rents of approximately $1,713,000, $47,846,000, $49,885,000 and $45,093,000 for the
period November 30, 1999 through December 31, 1999, the period January 1, 1999 through November 29, 1999, and the years ended December 31, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Company had a net payable to the Partnership of $9,438,000 and $9,425,000, respectively, principally for percentage rents. The Company has management agreements with two hotel operators to manage four of the leased hotels. The management agreements have terms ranging from 10 to 20 years and provide for a fee based on a percentage of each hotel's revenue.

8. RELATED PARTY TRANSACTIONS

     The Company has an intercompany receivable from its Parent subject to an informal agreement where excess cash of the Company is transferred to the Parent. No interest is earned on this receivable.

     Certain of the partnerships in which the Company has an interest and certain former stockholders owed the Company approximately $321,000 for advances and other transactions at December 31, 1999 and 1998.

     The Company has recognized, as income, approximately $164,000, $1,422,000, $1,529,000 and $1,564,000 of distributions received from the Partnership with respect to the Preferred Stock, Partnership units and REIT common stock owned by the Company for the period November 30, 1999 through December 31, 1999, the period January 1, 1999 through November 29, 1999, and the years ended December 31, 1998 and 1997, respectively.

                            RFS, INC. AND SUBSIDIARY
            (A WHOLLY-OWNED SUBSIDIARY OF HILTON HOTELS CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS

     The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all full-time employees of the Company who are 21 years of age and have completed at least one year of continuous service. The participants' maximum contributions are limited under applicable IRS regulations. The Company currently matches 50% of employee contributions to the plan, up to a maximum of 2% of employee compensation. Prior to January 1, 1999, vesting in the employer contribution account was graduated over a seven year period. Effective January 1, 1999, vesting in the employer contribution account is graduated over a three year period. Contribution expense related to this plan was approximately $15,000, $79,000, $139,000 and $151,000 for the period November 30, 1999 through December 31, 1999, the period January 1, 1999 through November 29, 1999, and the years ended December 31, 1998 and 1997, respectively.

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

     The carrying amounts of these financial instruments approximate fair value due to the short maturity of those instruments or, in the case of marketable equity securities, are carried at their estimated fair value.

11. YEAR 2000

     The Company has noted no significant operational problems associated with Year 2000 issues. The total cost to the Company for Year 2000 testing and modifications was approximately $582,000.

12. LITIGATION CONTINGENCY

     The Company has been named in a lawsuit by a former owner of a certain hotel that was under management. The lawsuit asserts damages in the amount of $350,000 plus attorney fees. The Company intends to vigorously defend this claim. Due to the uncertainty of this lawsuit, no amounts related to this contingency have been recorded in the accompanying financial statements.

13. SUBSEQUENT EVENT

     On February 6, 2000, the Company entered into a lease termination agreement ("Agreement") with the REIT. The Agreement is contingent upon the REIT obtaining the necessary capital to facilitate the termination. In conjunction with the termination, the REIT will be required to make a termination payment to Hilton of approximately $59,500,000, and Hilton has the unilateral option of requiring the REIT to repurchase the Preferred Stock for $13,000,000, which may be settled by either cash or common stock of the REIT. Management expects the transaction to close by January 2001.