Form 10-Q
period 2000-03-31
RFS HOTEL INVESTORS INC
filed 2000-05-15
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                            X Yes                No

      The number of shares of Registrant's Common Stock, $.01 par value, outstanding on March 31, 2000 was 24,485,846.

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

     Item 1.   Financial Statements

               RFS Hotel Investors, Inc.
               -------------------------

               Consolidated Balance Sheets - March 31, 2000 and
               December 31, 1999                                                     3

               Consolidated Statements of Operations  - For the three
               months ended March 31, 2000 and 1999                                  4

               Consolidated Statements of Cash Flows - For the three
               months ended March 31, 2000 and 1999                                  5

               Notes to Consolidated Financial Statements                            6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 9

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk            16

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                     17

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                                        December 31,
                                                                  March 31, 2000            1999
                                                                  --------------        -----------
                                                                    (unaudited)
ASSETS

Investment in Hotel Properties, net                                  $ 660,417           $ 651,988
Cash and cash equivalents                                                  319               5,913
Restricted cash                                                          1,512               1,082
Due from Lessees                                                        13,714              10,801
Notes receivable                                                         4,889               4,902
Deferred expenses, net                                                   5,580               4,458
Other assets                                                             8,742               8,098
                                                                     ---------           ---------
             Total assets                                            $ 695,173           $ 687,242
                                                                     =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                $   9,941           $   8,063
Borrowings on Line of Credit                                           116,807              98,807
Long-term obligations                                                  178,917             183,471
Deferred revenue                                                        13,696
Minority interest in Operating Partnership, 2,561 and 2,565
     units issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                    34,051              35,618
                                                                     ---------           ---------
             Total liabilities                                         353,412             325,959
                                                                     ---------           ---------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
    authorized, 974 shares issued and outstanding                           10                  10
  Common Stock, $.01 par value, 100,000 shares
    authorized, 25,157  shares issued                                      251                 251
  Additional paid-in capital                                           374,247             374,087
  Treasury stock, at cost, 671 and 262 shares at
    March 31, 2000 and December 31, 1999, respectively                  (8,100)             (3,656)
  Distributions in excess of income                                    (24,647)             (9,409)
                                                                     ---------           ---------
          Total shareholders' equity                                   341,761             361,283
                                                                     ---------           ---------
             Total liabilities and shareholders' equity              $ 695,173           $ 687,242
                                                                     =========           =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                For the Three Months Ended
                                             March 31, 2000      March 31, 1999
                                             --------------      --------------
                                               (unaudited)        (unaudited)
Revenue:
  Lease revenue                                 $ 24,619           $ 23,515
  Deferred revenue                               (13,696)           (12,578)
  Other                                              475                211
                                                --------           --------
          Total revenue                           11,398             11,148
                                                --------           --------

Expenses:
  Taxes and insurance                              2,834              2,409
  Depreciation                                     6,623              5,602
  Amortization                                       421                551
  General and administrative                       1,838              1,012
  Loss on sale of hotel properties and
       franchise termination fees                                       239
  Interest expense, net                            5,466              4,624
  Minority interest in Operating Partnership        (538)              (306)
                                                --------           --------
          Total expenses                          16,644             14,131
                                                --------           --------

Net loss                                          (5,246)            (2,983)

Preferred stock dividends                           (348)              (348)
                                                --------           --------

Net loss applicable to common shareholders      ($ 5,594)          ($ 3,331)
                                                ========           ========

Basic earnings per share                        ($  0.23)          ($  0.13)

Diluted earnings per share                      ($  0.23)          ($  0.13)

Weighted average common shares                    24,744             25,006

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 For the Three Months Ended
                                                               March 31, 2000   March 31, 1999
                                                               --------------   --------------
                                                                 (unaudited)    (unaudited)
Cash flows from operating activities:
    Net loss                                                     ($ 5,246)          ($ 2,983)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                              7,044              6,153
         Minority interest in Operating Partnership                  (538)              (306)
        Changes in assets and liabilities:
           Due from Lessees                                        (2,913)            (1,942)
           Other assets                                              (644)             1,851
           Accounts payable and accrued expenses                    1,878              1,471
           Deferred revenue                                        13,696             12,578
                                                                 --------           --------
              Net cash provided by operating activities            13,277             16,822
                                                                 --------           --------
Cash flows from investing activities:
    Investment in hotel properties and hotels
          under development                                       (15,055)            (8,888)
    Restricted cash                                                  (430)             7,130
                                                                 --------           --------
             Net cash used by investing activities                (15,485)            (1,758)
                                                                 --------           --------
Cash flows from financing activities:
    Purchase of treasury stock                                     (4,444)
    Proceeds from borrowings                                       18,000              3,000
    Payments on debt                                               (4,554)            (3,467)
    Distributions to common and preferred shareholders             (9,992)            (9,983)
    Distributions to limited partners                                (986)              (988)
    Redemption of units                                               (43)
    Collections on notes receivable                                    13                 11
    Loan fees paid                                                 (1,380)              (193)
                                                                 --------           --------
              Net cash used by financing activities                (3,386)           (11,620)
                                                                 --------           --------
  Net increase (decrease) in cash and cash equivalents             (5,594)             3,444
  Cash and cash equivalents at beginning of years                   5,913              2,014
                                                                 --------           --------
  Cash and cash equivalents at end of periods                    $    319           $  5,458
                                                                 ========           ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION. RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at March 31, 2000, owned interests in 62 hotels with 9,086 rooms located in 24 states (collectively the "Hotels"). RFS owns 90.7% of RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

         These unaudited consolidated financial statements include the accounts of the Company and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's 1999 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DECLARATION OF DIVIDEND. On April 25, 2000, the Company declared a $0.385 dividend on each share of Common Stock outstanding and a $0.3625 dividend on each share of Series A Preferred Stock outstanding to shareholders of record on May 10, 2000. The dividend will be paid on May 15, 2000.

3. DEBT. The Company increased the availability under its Line of Credit from $100 million to $140 million during the first quarter of 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment (prior to depreciation) in hotel properties. The interest rate was approximately 8.2% at March 31, 2000. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at March 31, 2000.

4. NOTES RECEIVABLE. The Company has three notes receivable from prior years' hotel sales which aggregate approximately $4.9 million. The following details these hotel sales and the related notes receivable:

                                                            Notes Receivable
                                           Total Sales         Balance at        Interest
Hotel                Date of Sale             Price          March 31, 2000        Rate           Due Date
-----                ------------             -----          --------------        ----           --------
Holiday Inn          November 1997        $2.8 million        $2.2 million          9%         November 2002
Express
Tupelo, MS

Executive Inn        February 1998        $4.5 million        $1.5 million          9%          August 2000
Tupelo, MS

Comfort Inn          August 1998          $4.5 million        $1.2 million          9%          August 2000
Clemson, SC

         The Holiday Inn Express, Tupelo, MS note receivable is collateralized by a first mortgage on the hotel. The other two notes receivable are secured by an interest in the partnership which owns the respective hotels. Payments to the Company on the Executive Inn, Tupelo, MS note receivable are in arrears and the Company has ceased the accrual of interest income. The Company is currently evaluating its alternatives for collection of the Executive Inn, Tupelo, MS note receivable and past due interest.

5. AGREEMENT WITH HILTON. On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million, in cash, at closing. Specifically, in order to exercise its right to terminate the lease, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001.

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

6. RECENTLY ISSUED ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, the Company has recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has determined that the provisions of SAB 101 impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will not impact the Company's revenue recognition on an annual basis given that the Company has only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from its third party lessees, and therefore on its ability to pay dividends.

         The Company is accounting for SAB 101 as a change in accounting principle and consequently, has restated its 1999 statement of operations and cash flows to be in conformity with SAB 101. The effect of this change on the three months ended March 31, 1999 statement of operations was to decrease total revenue by approximately $12.6 million, net income applicable to common shareholders by approximately $11.4 million and net income applicable to common shareholders by $0.45 per share on a basic and dilutive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The following chart summarizes information regarding the 62 Hotels owned at March 31, 2000:

Franchise Affiliation            Hotel Properties     Rooms/Suites      1st Quarter 2000
---------------------            ----------------     ------------      ----------------
                                                                           Lease Revenue
                                                                           (in thousands)
Full Service hotels:
  Holiday Inn                               5               953             $ 2,225
  Sheraton Four Points                      2               516               1,080
  Sheraton                                  4               757               2,792
  Independent                               2               326               2,016
  DoubleTree                                1               220                 857
  Ramada Plaza (1)                          1               234                 728
                                        -----             -----             -------
                                           15             3,006               9,698
                                        -----             -----             -------
Extended Stay hotels:
  Residence Inn by Marriott                14             1,851               6,358
  Hawthorn Suites                           1               280                 813
  TownePlace Suites by
    Marriott                                3               285                 699
  Homewood Suites by Hilton                 1                83                 313
                                        -----             -----             -------
                                           19             2,499               8,183
                                        -----             -----             -------
Limited Service hotels:
  Hampton Inn                              19             2,368               4,398
  Holiday Inn Express                       5               637               1,404
  Comfort Inn                               3               474                 626
  Courtyard by Marriott                     1               102                 310
                                        -----             -----             -------
                                           28             3,581               6,738
                                        -----             -----             -------
Total                                      62             9,086             $24,619
                                        =====             =====             =======

(1) Converted to a Hilton full-service hotel in April 2000.

         At March 31, 2000, the Company leased 52 hotels to wholly owned subsidiaries of Hilton, six hotels to three other lessees and four hotels were not leased. Fifty-one hotels are managed by wholly owned subsidiaries of Hilton and 11 hotels are managed by six other third-party management companies.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2000 and 1999

Revenues

         Lease revenue increased 4.7% in 2000 over 1999 due primarily to (i) an average increase in RevPar at the 57 comparable hotels of 2.1%, (ii) two hotels opened after the first quarter of 1999, and, (iii) a 40 room addition to the Beverly Heritage hotel in Milpitas, California completed in late 1999.

         The following shows hotel operating statistics for the 57 comparable hotels for the three months ended March 31, 2000. Excluded are three hotels opened in 1999, and two hotels undergoing major renovations (Ramada Plaza in the Fisherman's Wharf district of San Francisco, California converted to a Hilton full service hotel in April 2000 and the Sheraton hotel in Birmingham, Alabama):

                    57 Comparable Hotels Operating Statistics

                             Lease Revenue                  ADR                     Occupancy                  RevPar
                             -------------                  ---                     ---------                  ------
                                      Variance                  Variance                  Variance                  Variance
       Segment               2000     vs. 1999       2000       vs. 1999       2000       vs. 1999        2000      vs. 1999
       -------               ----     --------       ----       --------       ----       --------        ----      --------
                             (In
                          thousands)
Full Service                 $9,156     11.6%       $107.76        4.0%       71.1%       1.7  pts       $76.61       6.6%
Extended Stay                 7,485      2.3%         98.05        3.4%       79.1%      (1.7) pts        77.57       1.2%
Limited Service               6,735     (2.5)%        69.76        0.0%       64.3%      (1.6) pts        44.88      (2.3)%
                            -------
Total                       $23,376      4.2%         89.99        2.9%       70.3%      (0.6) pts       $63.28       2.1%
                            =======

         The 15 full service hotels produced an average RevPar increase of 6.6% in the first quarter of 2000. The following four full service hotels located in Silicon Valley had average RevPar increases of 5.8%:

Hotel                                          Location               Percentage Change in RevPar
-----                                          --------               ---------------------------
173-room Sheraton                           Sunnyvale, CA                        14.5%
201-room Beverly Heritage                    Milpitas, CA                         0.0
229-room Sheraton                            Milpitas, CA                         5.8
214-room Sheraton Four Points               Pleasanton, CA                        2.8

         The Sunnyvale hotel was renovated and converted from a Sheraton Four Points hotel to a Sheraton in December 1998. As a result, full year 1999 ADR increased 13.1%. In the first quarter of 2000, ADR increased 2.0% and occupancy increased 8.4 pts to 77.2%.

         RevPar was essentially unchanged at the Beverly Heritage due to the opening of a 40-room addition in November 2000. However, room revenues from the Beverly Heritage increased 21.3% in the quarter.

         The first quarter of 2000 RevPar increase at the Sheraton hotel in Milpitas of 5.8% was consistent with the 5.2% increase in the fourth quarter of 1999. Occupancy increased 5.9 pts. to 73.9%.

         Occupancy at the Sheraton Four Points in Pleasanton increased 5.7 pts. in the first quarter while ADR declined 5.9%. A major account was lost in early 1999 which has taken some time to replace.

         Other full service hotels include the 94-room Hotel Rex in San Francisco Union Square which produced a RevPar increase of 23.3% in the quarter on an occupancy increase of 5.6 pts. and an ADR increase of 14.2%, five Holiday Inn hotels that produced an average RevPar increase of 2.9% for the quarter and the 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, which produced RevPar gains of 15.0% in the quarter. The Clayton hotel was renovated and converted from a Holiday Inn hotel to a Sheraton in August 1999.

         The Ramada Plaza hotel in the Fisherman's Wharf district of San Francisco, California and the Sheraton hotel in Birmingham, Alabama were undergoing major renovations during the first quarter of 2000. RevPar decreased 30.6% and 22.2%, respectively. The Ramada Plaza hotel was converted to a Hilton full service hotel in April 2000 after a $10 million renovation. The Sheraton Birmingham hotel renovation of $1 million was primarily to correct construction-related defects and was completed in April 2000.

         The extended stay hotels, which comprised approximately 33% of lease revenue, produced an increase in RevPar of 1.2%.

         The limited service hotels, which comprise approximately 27% of lease revenue, experienced a decrease in RevPar of 2.3% in the quarter. Nineteen of the Company's twenty-eight limited service hotels are Hampton Inn hotels.

Expenses

         Taxes and insurance increased 17.6% in 2000 over 1999 primarily due to an average increase in real estate taxes of 10.4% for the 57 comparable hotels and real estate taxes attributable to two hotels opened following the end of the first quarter of 1999.

         Depreciation increased 18.2% in 2000 over 1999 due to increases in depreciable assets in 2000 relating to two hotels opened in 1999 and renovation expenditures at certain of the hotels. As a percentage of lease revenue, depreciation increased from 23.8% to 26.9%. This increase is the result of an increase in short-lived assets relative to total fixed assets from the Company's renovation expenditures.

         General and administrative expenses increased $826,000 in 2000 over 1999 due, in part, to the write-off of development and due diligence costs of $246,000 associated with potential projects that the Company decided not to pursue and to increased compensation costs due to additional employees.

         Interest expense increased $842,000 in 2000 over 1999 due to an increase in the weighted average debt balance outstanding in 2000 by approximately $17 million and an increase in the weighted average interest rate in 2000 from 7.2% to 7.8%.

FUNDS FROM OPERATIONS AND EBITDA

         The Company considers Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be appropriate measures of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The National Association of Real Estate Investment Trusts ("NAREIT"), defines FFO as net income (computed in accordance with generally accepted accounting principles or "GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, with the exception that deferred revenue and franchise termination fees have been included as a component of the calculation, which may not be comparable to FFO reported by other REITS that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         The following details the computation of FFO (in thousands except per share amounts):

                                                           For the Three Months Ended
                                                                     March 31
                                                                     --------
                                                             2000               1999
                                                             ----               ----
Net loss                                                   $(5,246)            $(2,983)
Minority interest in Operating Partnership                    (538)               (306)
Deferred revenue                                            13,696              12,578
Depreciation                                                 6,623               5,602
Loss on sale of hotel properties and
  franchise termination fees                                                       239
Preferred stock dividends                                     (348)               (348)
FFO                                                        $14,187             $14,782
                                                           =======             =======
Weighted average shares and
   partnership units outstanding                            27,305              27,574
FFO per share                                              $  0.52             $  0.54
                                                           =======             =======


         The following details the computation of EBITDA (in thousands):

                                                        For the Three Months Ended
                                                                  March 31
                                                                  --------
                                                         2000                    1999
                                                         ----                    ----
FFO                                                    $14,187                 $14,782
Interest expense, net                                    5,466                   4,624
Amortization                                               421                     551
Preferred stock dividends                                  348                     348
                                                       -------                 -------
                                                       $20,422                 $20,305
                                                       =======                 =======

HILTON AGREEMENT

         On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million, in cash, at closing. Specifically, in order to exercise its right to terminate the leases, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001. The Company may finance this termination payment through a combination of additional borrowings or asset sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from the Percentage Leases. For the three months ended March 31, 2000, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $13.3 million and FFO was $14.2 million.

         The lessees' obligations under the Percentage Leases are unsecured. However, the leases with Hilton contain certain covenants including the maintenance of a ratio of total debt to consolidated net worth (as defined) of the lessee of not more than 50%. Management fees paid to affiliates of Hilton are subordinated to the lease payments. The lessees have limited capital resources, and accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the lessees to generate sufficient cash flow from the operations of the Hotels. At May 5, 2000, the lessees had paid all amounts due the Company under the Percentage Leases as of March 31, 2000. At March 31, 2000, the Company had utilized $116.8 million under its $140 million Line of Credit.

         The following details the Company's debt outstanding at March 31, 2000 (dollar amounts in thousands):

                                                                                                 Collateral
                                                                                        -----------------------------
                                                                                         # of         Net Book Value
                      Balance    Interest Rate                         Maturity         Hotels      at March 31, 2000
                     --------    -------------                         --------         ------      -----------------
Line of Credit       $116,807    LIBOR + 200bp       Variable         July 2003           32             $291,816
Mortgage               39,646         6.83%            Fixed         August 2008
Mortgage               25,000         7.03             Fixed        November 2011         15              145,622
Mortgage               94,395         7.83             Fixed        December 2008         10              130,888
Mortgage               18,750         8.22             Fixed        November 2007          1               40,417
Mortgage                1,125         3.50           Variable        January 2001          1               21,320
                     --------                                                                            --------
                     $295,723                                                                            $630,063
                     ========                                                                            ========

         The Company increased the availability under its Line of Credit from $100 million to $140 million during the first quarter of 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment in hotel properties. The interest rate was approximately 8.2% at March 31, 2000. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation on an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at March 31, 2000.

         The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled principal payments at March 31, 2000 are as follows (in thousands):

                                                                     Amount
                                                                    --------
                     Remainder of 2000                              $  3,809
                           2001                                        6,574
                           2002                                        5,857
                           2003                                      123,103
                           2004                                        6,747
                           2005                                        7,274
                        Thereafter                                   142,360
                                                                    --------
                                                                    $295,724
                                                                    ========

         Certain significant credit and debt statistics at March 31, 2000 are as follows:

   - Trailing twelve month interest coverage ratio of 4.2x
   - Total debt to trailing twelve month EBITDA is 3.4x
   - Weighted average maturity of fixed rate debt of 9.2 years
   - Fixed interest rate debt equal to 60% of total debt
   - Debt equal to approximately 40% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

         The Company expects to spend approximately $21.3 million on capital improvements to its hotels in 2000. Additionally, approximately $6.5 million will be spent in 2000 at the Company's hotel in the Fisherman's Wharf district of San Francisco, California which was converted from a Ramada Plaza to a Hilton full service hotel in April 2000.

         The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 40% of the Company's investment in hotel properties, at cost (as defined). The Board of Directors may modify its debt limitation at anytime without shareholder approval.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our quarterly interest expense would have increased by approximately $100,000, based on balances outstanding during the quarter ending March 31, 2000.

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

                                    RFS HOTEL INVESTORS, INC.

May 15, 2000                            /s/ Michael J. Pascal
------------                        --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

May 15, 2000                            /s/ Robert M. Solmson
------------                        --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer