Form 10-Q/A
period 2000-03-31
RFS HOTEL INVESTORS INC
filed 2000-07-14
CIK 906408

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

       Item 1    Financial Statements

                 RFS Hotel Investors, Inc.

                 Consolidated Balance Sheets - March 31, 2000 and
                 December 31, 1999                                             3

                 Consolidated Statements of Operations - For the three
                 months ended March 31, 2000 and 1999                          4

                 Consolidated Statements of Cash Flows - For the three
                 months ended March 31, 2000 and 1999                          5

                 Notes to Consolidated Financial Statements                    6

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           9

       Item 3.   Quantitative and Qualitative Disclosure About Market Risk    17

PART II.         OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K.                            18

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                MARCH 31, 2000  DECEMBER 31, 1999
                                                                --------------  -----------------
                                                                 (UNAUDITED)

ASSETS
Investment in Hotel Properties, net                              $   660,417        $ 651,988
Cash and cash equivalents                                                319            5,913
Restricted cash                                                        1,512            1,082
Due from Lessees                                                      13,714           10,801
Notes receivable                                                       5,339            4,902
Deferred expenses, net                                                 5,580            4,458
Other assets                                                           8,292            8,098
                                                                 -----------        ---------
      Total assets                                               $   695,173        $ 687,242
                                                                 ===========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                            $     9,941        $   8,063
Borrowings on Line of Credit                                         116,807           98,807
Long-term obligations                                                178,917          183,471
Deferred revenue                                                      13,696
Minority interest in Operating Partnership, 2,561
   and 2,565 units issued and outstanding at
   March 31, 2000 and December 31, 1999, respectively                 34,051           35,618
                                                                 -----------        ---------
Total liabilities.                                                   353,412          325,959
                                                                 -----------        ---------

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, $.01 par value, 5,000 shares
      authorized, 974 shares issued and outstanding                      10                10
   Common Stock, $.01 par value, 100,000 shares
      authorized, 25,157 shares issued                                  251               251
   Additional paid-in capital                                       374,247           374,087
   Treasury stock, at cost, 671 and 262 shares at
      March 31, 2000 and December 31, 1999, respectively             (8,100)           (3,656)
   Distributions in excess of income                                (24,647)           (9,409)
                                                                 ----------         ---------
      Total shareholders' equity                                    341,761           361,283
                                                                 ----------         ---------
         Total liabilities and shareholders' equity              $  695,173         $ 687,242
                                                                 ==========         =========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    For the Three Months Ended       Pro Forma
                                                  March 31, 2000   March 31, 1999  March 31, 1999
                                                  --------------   --------------  --------------
                                                    (unaudited)     (unaudited)      (unaudited)
                                                                          *
Revenue:
   Lease revenue                                     $ 10,923         $ 23,515         $ 10,937
   Other                                                  475              211              211
                                                     --------         --------         --------
      Total revenue                                    11,398           23,726           11,148
                                                     --------         --------         --------

Expenses:
   Taxes and insurance                                  2,834            2,409            2,409
   Depreciation                                         6,623            5,602            5,602
   Amortization                                           421              551              551
   General and administrative                           1,838            1,012            1,012
   Loss on sale of hotel properties and
      franchise termination fees                                           239              239
   Interest expense, net                                5,466            4,624            4,624
   Minority interest in Operating Partnership            (538)             865             (306)
                                                     --------         --------         --------
      Total expenses                                   16,644           15,302           14,131
                                                     --------         --------         --------
Net income (loss)                                      (5,246)           8,424           (2,983)
Preferred stock dividends                                (348)            (348)            (348)
                                                     --------         --------         --------
Net income (loss) applicable to common
      Shareholders                                   $ (5,594)        $  8,076         $ (3,331)
                                                     ========         ========         ========
Basic earnings per share                             $  (0.23)        $    .32         $  (0.13)


Diluted earnings per share                           $  (0.23)        $    .32         $  (0.13)

Weighted average common shares                         24,744           25,006           25,006


* As originally filed.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                 FOR THE THREE MONTHS ENDED
                                                               MARCH 31, 2000   MARCH 31, 1999
                                                               --------------   --------------
                                                                 (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:
   Net income (loss)                                             $ (5,246)        $  8,424
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                              7,044            6,153
         Minority interest in Operating Partnership                  (538)             865
      Changes in assets and liabilities:
         Due from Lessees                                          (2,913)          (1,942)
         Other assets                                                (644)           1,851
         Accounts payable and accrued expenses                      1,878            1,471
         Deferred revenue                                          13,696
                                                                 --------         --------
           Net cash provided by operating activities               13,277           16,822
                                                                 --------         --------
Cash flows from investing activities:
   Investment in hotel properties and hotels
      under development                                           (15,055)          (8,888)
   Restricted cash                                                   (430)           7,130
                                                                 --------         --------
      Net cash used by investing activities                       (15,485)          (1,758)
                                                                 --------         --------
Cash flows from financing activities:
   Purchase of treasury stock                                      (4,444)
   Proceeds from borrowings                                        18,000            3,000
   Payments on debt                                                (4,554)          (3,467)
   Distributions to common and preferred shareholders              (9,992)          (9,983)
   Distributions to limited partners                                 (986)            (988)
   Redemption of units                                                (43)
   Collections on notes receivable                                     13               11
   Loan fees paid                                                  (1,380)            (193)
                                                                 --------         --------
      Net cash used by financing activities                        (3,386)         (11,620)
                                                                 --------         --------
Net increase (decrease) in cash and cash equivalents               (5,594)           3,444
Cash and cash equivalents at beginning of years                     5,913            2,014
                                                                 --------         --------
Cash and cash equivalents at end of periods                      $    319         $  5,458
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

2. CHANGE IN ACCOUNTING PRINCIPLE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of SAB 101 will significantly impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its percentage leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will not impact the Company's revenue recognition on an annual basis given that the Company has only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from its third party leases, and therefore on its ability to pay dividends.

    The Company is accounting for SAB 101 as a change in accounting principle and recorded the results of the 2000 first quarter in accordance with SAB 101. The effect of this change on the three months ended March 31, 2000 statement of operations was to decrease total revenue by approximately $13.7 million, net income applicable to common shareholders by approximately $12.4 million and net income applicable to common shareholders by $0.50 per share on a basic and diluted basis. The pro forma effect of this change on the three months ended March 31, 1999 statement of operations was to decrease total revenue by approximately $12.6 million, net income applicable to common shareholders by approximately $11.4 million and net income applicable to common shareholders by $0.45 per share on a basic and diluted basis.

    Upon initial adoption of SAB 101, the Company filed its first quarter
2000 10-Q reflecting the enclosed 1999 proforma statement of operations as historical 1999 data. The Company has subsequently refiled its first quarter 2000 10-Q to reflect the originally filed 1999 statement of operations as the Company's historical 1999 data and has included the 1999 proforma statement of operations as proforma data.

3. DECLARATION OF DIVIDEND. On April 25, 2000, the Company declared a $0.385 dividend on each share of Common Stock outstanding and a $0.3625 dividend on each share of Series A Preferred Stock outstanding to shareholders of record on May 10, 2000. The dividend will be paid on May 15, 2000.

4. DEBT. The Company increased the availability under its Line of Credit from $100 million to $140 million during the first quarter of 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment (prior to depreciation) in hotel properties. The interest rate was approximately 8.2% at March 31, 2000. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation of an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at March 31, 2000.

5. NOTES RECEIVABLE. The Company has three notes receivable from prior years' hotel sales which aggregate approximately $5.3 million. The following details these hotel sales and the related notes receivable:



                                                     NOTES RECEIVABLE
                                       TOTAL SALES      BALANCE AT     INTEREST
HOTEL              DATE OF SALE          PRICE        MARCH 31, 2000     RATE         DUE DATE
-----              ------------          -----        --------------     ----         --------
Holiday Inn       November 1997       $2.8 million     $2.2 million        9%       November 2002
Express
Tupelo, MS

Executive Inn     February 1998       $4.5 million     $1.5 million        9%        August 2000
Tupelo, MS

Comfort Inn       August 1998         $4.5 million     $1.6 million        9%        August 2000
Clemson, SC


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

6. AGREEMENT WITH HILTON. On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million, in cash, at closing. Specifically, in order to exercise its right to terminate the lease, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The following chart summarizes information regarding the 62 Hotels owned at March 31, 2000:



FRANCHISE AFFILIATION                       HOTEL PROPERTIES     ROOMS/SUITES    1ST QUARTER 2000
---------------------                       ----------------     ------------    ----------------
                                                                                    LEASE REVENUE
                                                                                   (IN THOUSANDS)

Full Service hotels:
   Holiday Inn                                     5                  953           $  2,225
   Sheraton Four Points                            2                  516              1,080
   Sheraton                                        4                  757              2,792
   Independent                                     2                  326              2,016
   DoubleTree                                      1                  220                857
   Ramada Plaza (1)                                1                  234                728
                                                ----               ------           --------
                                                  15                3,006              9,698
                                                ----               ------           --------
Extended Stay hotels:
   Residence Inn by Marriott                      14                1,851              6,358
   Hawthorn Suites                                 1                  280                813
   TownePlace Suites by
      Marriott                                     3                  285                699
   Homewood Suites by Hilton                       1                   83                313
                                                ----               ------           --------
                                                  19                2,499              8,183
                                                ----               ------           --------
Limited Service hotels:
   Hampton Inn                                    19                2,368              4,398
   Holiday Inn Express                             5                  637              1,404
   Comfort Inn                                     3                  474                626
   Courtyard by Marriott                           1                  102                310
                                                ----               ------           --------
                                                  28                3,581              6,738
                                                ----               ------           --------
Deferred lease revenue                                                               (13,696)
                                                                                    --------
Total                                             62                9,086           $ 10,923
                                                ====               ======           ========



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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2000 and 1999

Revenues

     The decrease in lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. Included in deferred revenue at March 31, 2000 is $13.7 million of first quarter billed lease revenue collected or due from the Lessees, which management expects the Company to recognize as lease revenue in the third and fourth quarters of 2000.

     For comparability purposes only, assuming that the amount included in deferred revenue at March 31, 2000 was earned at March 31, 2000, the Company would have had lease revenue of $28,459,000 from the Lessees compared with $25,806,000 for 1999. This 4.7% increase over 1999 is due primarily to (i) an average increase in RevPar at the 57 comparable hotels of 2.1%, (ii) two hotels opened after the first quarter of 1999, and, (iii) a 40 room addition to the Beverly Heritage hotel in Milpitas, California completed in late 1999.

     The following shows hotel operating statistics for the 57 comparable hotels for the three months ended March 31, 2000. Excluded are three hotels opened in 1999, and two hotels undergoing major renovations (Ramada Plaza in the Fisherman's Wharf district of San Francisco, California converted to a Hilton full service hotel in April 2000 and the Sheraton hotel in Birmingham, Alabama):

                    57 COMPARABLE HOTELS OPERATING STATISTICS



                       BILLED LEASE REVENUE*              ADR                 OCCUPANCY              REVPAR
                       ---------------------              ---                 ---------              ------
                                      VARIANCE                VARIANCE              VARIANCE               VARIANCE
          SEGMENT         2000        VS. 1999      2000      VS. 1999     2000     VS. 1999      2000     VS. 1999
          -------         ----        --------      ----      --------     ----     --------      ----     --------
                          (IN
                       THOUSANDS)

Full Service           $   9,156        11.6%     $107.76       4.0%       71.1%     1.7  pts     $76.61      6.6%
Extended Stay              7,485         2.3%       98.05       3.4%       79.1%    (1.7) pts      77.57      1.2%
Limited Service            6,735       (2.5)%       69.76       0.0%       64.3%    (1.6) pts      44.88     (2.3)%
                       ---------
Total                  $  23,376         4.2%       89.99       2.9%       70.3%    (0.6) pts     $63.28      2.1%
                       =========


     * Billed lease revenue equals lease revenue plus deferred revenue.

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

         The extended stay hotels, which comprised approximately 33% of billed lease revenue, produced an increase in RevPar of 1.2%.

         The limited service hotels, which comprise approximately 27% of billed lease revenue, experienced a decrease in RevPar of 2.3% in the quarter. Nineteen of the Company's twenty-eight limited service hotels are Hampton Inn hotels.

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

Net Income

         Net income (loss) applicable to common shareholders for 2000 was ($5.6 million), or ($0.23) per diluted share, compared with $8.1 million, or $0.32 per diluted share, for 1999. This change is due primarily to the adoption of SAB 101 in the first quarter of 2000 as discussed above.

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

         The following details the computation of FFO (in thousands except per share amounts):


                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31
                                                                   2000         1999
                                                                   ----         ----

Net income (loss)                                               $ (5,246)     $  8,424
Minority interest in Operating Partnership                          (538)          865
Deferred revenue                                                  13,696
Depreciation                                                       6,623         5,602
Loss on sale of hotel properties and
   franchise termination fees                                                      239
Preferred stock dividends                                           (348)         (348)
                                                                --------      --------
FFO                                                             $ 14,187      $ 14,782
                                                                ========      ========
Weighted average shares and
   partnership units outstanding                                  27,305        27,574


         The following details the computation of EBITDA (in thousands):


                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31
                                                                   2000          1999
                                                                   ----          ----
FFO                                                              $ 14,187      $ 14,782
Interest expense, net                                               5,466         4,624
Amortization                                                          421           551
Preferred stock dividends                                             348           348
                                                                 --------      --------
                                                                 $ 20,422      $ 20,305
                                                                 ========      ========


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

         The following details the Company's debt outstanding at March 31, 2000 (dollar amounts in thousands):

                                                                                          COLLATERAL
                                                                                          ----------
                                                                                      # OF        NET BOOK VALUE
                       BALANCE      INTEREST RATE                     MATURITY       HOTELS      AT MARCH 31, 2000
                       -------      -------------                     --------       ------      -----------------

Line of Credit     $  116,807       LIBOR + 200bp      Variable      July 2003         32           $ 291,816
Mortgage               39,646           6.83%           Fixed       August 2008
Mortgage               25,000           7.03            Fixed      November 2011       15             145,622
Mortgage               94,395           7.83            Fixed      December 2008       10             130,888
Mortgage               18,750           8.22            Fixed      November 2007        1              40,417
Mortgage                1,125           3.50          Variable     January 2001         1              21,320
                   ----------                                                                       ---------
                   $  295,723                                                                       $ 630,063
                   ==========                                                                       =========


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

         Future scheduled principal payments at March 31, 2000 are as follows (in thousands):


                                                           AMOUNT
                                                           ------

         Remainder of 2000                               $   3,809
               2001                                          6,574
               2002                                          5,857
               2003                                        123,103
               2004                                          6,747
               2005                                          7,274
            Thereafter                                     142,360
                                                         ---------
                                                         $ 295,724
                                                         =========


         Certain significant credit and debt statistics at March 31, 2000 are as follows:

-   Total debt to trailing twelve month EBITDA is 3.4x
-   Weighted average maturity of fixed rate debt of 9.2 years
-   Trailing twelve month interest coverage ratio of 4.2x
-   Fixed interest rate debt equal to 60% of total debt
- Debt equal to approximately 40% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

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


                                    RFS HOTEL INVESTORS, INC.


May 15, 2000                                 /s/ MICHAEL J. PASCAL
-------------                       --------------------------------------------
Date                                Michael J. Pascal, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


May 15, 2000                                 /s/ ROBERT M. SOLMSON
-------------                       --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer