Form 10-Q
period 2000-06-30
RFS HOTEL INVESTORS INC
filed 2000-08-14
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (MARK ONE)

           X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              [X] Yes      [ ] No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on June 30, 2000 was 24,485,846.

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

         Item 1      Financial Statements

                     RFS Hotel Investors, Inc.

                     Consolidated Balance Sheets - June 30, 2000 and
                     December 31, 1999                                                        3

                     Consolidated Statements of Operations - For the three and six
                     months ended June 30, 2000 and 1999                                      4

                     Consolidated Statements of Cash Flows - For the six
                     months ended June 30, 2000 and 1999                                      5

                     Notes to Consolidated Financial Statements                               6

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                9

         Item 3.     Quantitative and Qualitative Disclosure About Market Risk               17

         Item 4.     Submission of Matters to a Vote of Security Holders                     18

PART II.             OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K.                                       19

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                   June 30,      December 31,
                                                                     2000            1999
                                                                   ---------     ------------
                                                                  (unaudited)
  ASSETS

  Investment in Hotel Properties, net                              $ 662,864       $ 651,988
  Cash and cash equivalents                                              678           5,913
  Restricted cash                                                      2,142           1,082
  Due from Lessees                                                    16,805          10,801
  Notes receivable                                                     1,339           5,352
  Deferred expenses, net                                               5,547           4,458
  Other assets                                                         7,532           7,648
                                                                   ---------       ---------
               Total assets                                        $ 696,907       $ 687,242
                                                                   =========       =========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable and accrued expenses                            $   8,653       $   8,063
  Borrowings on Line of Credit                                       124,807          98,807
  Long-term obligations                                              177,680         183,471
  Deferred revenue                                                    27,507
  Minority interest in Operating Partnership, 2,561 and 2,565 units issued and outstanding at June 30, 2000 and
       December 31, 1999, respectively                                32,334          35,618
                                                                   ---------       ---------
               Total liabilities                                     370,981         325,959
                                                                   =========       =========
  Commitments and contingencies

  Shareholders' equity:
    Preferred Stock, $.01 par value, 5,000 shares
      authorized, 974 shares issued and outstanding                       10              10
    Common Stock, $.01 par value, 100,000 shares
      authorized, 25,157 shares issued at both June 30, 2000             251             251
      and December 31, 1999
    Additional paid-in capital                                       374,508         374,087
    Treasury stock, at cost, 671 and 262 shares at
      June 30, 2000 and December 31, 1999, respectively               (8,100)         (3,656)
    Distributions in excess of income                                (40,743)         (9,409)
                                                                   ---------       ---------
               Total shareholders' equity                            325,926         361,283
                                                                   ---------       ---------
                  Total liabilities and shareholders equity        $ 696,907       $ 687,242
                                                                   =========       =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
  Revenue:
    Lease revenue                                      $ 14,471       $ 26,073       $ 25,394       $ 49,588
    Other revenue                                            31            165            510            376
                                                       --------       --------       --------       --------
            Total revenue                                14,502         26,238         25,904         49,964
                                                       --------       --------       --------       --------
  Expenses:
    Taxes and insurance                                   2,763          2,583          5,597          4,992
    Depreciation                                          6,782          5,770         13,404         11,372
    Amortization                                            467            496            889          1,047
    General and administrative                            1,492            873          3,333          1,885
    Loss on sale of hotel properties and
      franchise termination fees                          4,000                         4,000            239
    Interest expense, net                                 5,736          4,707         11,203          9,331
    Minority interest in Operating Partnership             (630)         1,035         (1,168)         1,900
                                                       --------       --------       --------       --------
            Total expenses                               20,610         15,464         37,258         30,766
                                                       --------       --------       --------       --------

  Net income (loss)                                      (6,108)        10,774        (11,354)        19,198

  Preferred stock dividends                                (351)          (352)          (699)          (700)
                                                       --------       --------       --------       --------

  Net income (loss) applicable to common
       shareholders                                    $ (6,459)      $ 10,422       $(12,053)      $ 18,498
                                                       --------       --------       --------       --------

  Basic earnings per share                             $  (0.26)      $   0.42       $  (0.49)      $   0.74
  Weighted average common shares outstanding             24,486         25,006         24,615         25,006

  Diluted earnings per share                           $  (0.26)      $   0.41       $  (0.49)      $   0.74
  Weighted average common shares, preferred
       shares and dilutive common stock
       equivalents outstanding                           24,486         26,003         24,615         25,993

  Pro Forma Amounts:
       Total revenue                                                  $ 13,660                      $ 24,211
       Total expenses                                                   14,357                        28,432
       Net loss                                                           (697)                       (4,221)
       Net loss applicable to common shareholders                       (1,049)                       (4,921)
       Earnings per share, basic and diluted                          $  (0.04)                     $  (0.20)


                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             For the Six Months Ended
                                                           June 30, 2000   June 30, 1999
                                                           -------------   -------------
                                                            (unaudited)     (unaudited)
  Cash flows from operating activities:
    Net income (loss)                                        $(11,354)       $19,198
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                         14,293         12,419
         Minority interest in Operating Partnership            (1,168)         1,900
         Loss on sale of hotel properties                       4,000
        Changes in assets and liabilities:
           Due from Lessees                                    (6,004)        (4,472)
           Other assets                                           116          2,569
           Accounts payable and accrued expenses                  590            (72)
           Deferred revenue                                    27,507
                                                             --------       --------
              Net cash provided by operating activities        27,980         31,542
                                                             --------       --------
Cash flows from investing activities:
    Investment in hotel properties and hotels
          under development                                   (24,280)       (19,568)
    Cash paid for franchise fees                                                 (90)
    Restricted cash                                            (1,060)         6,728
                                                             --------       --------
             Net cash used by investing activities            (25,340)       (12,930)
                                                             --------       --------
Cash flows from financing activities:
    Purchase of treasury stock                                 (4,444)
    Proceeds from borrowings                                   26,000          8,000
    Payments on debt                                           (5,791)        (4,631)
    Distributions to common and preferred shareholders        (19,976)       (19,958)
    Distributions to limited partners                          (1,972)        (1,977)
    Redemption of units                                           (43)
    Collections on notes receivable                                13             23
    Loan fees paid                                             (1,662)          (250)
                                                             --------       --------
              Net cash used by financing activities            (7,875)       (18,793)
  Net decrease in cash and cash equivalents                    (5,235)          (181)
  Cash and cash equivalents at beginning of years               5,913          2,014
                                                             --------       --------
  Cash and cash equivalents at end of periods                $    678       $  1,833
                                                             ========       ========
Supplemental disclosure of non-cash financing activities:
  In 2000, the Company recorded a $101 allocation to paid-in capital from minority interest.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION. RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at June 30, 2000, owned interests in 62 hotels with 9,089 rooms located in 24 states (collectively the "Hotels"). RFS owns 90.5% of RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

     These unaudited consolidated financial statements include the accounts of the Company and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

     The Company is accounting for SAB 101 as a change in accounting principle. The effect of this change on the six months ended June 30, 2000 statement of operations was to decrease total revenue by approximately $27.5 million, net income applicable to common shareholders by approximately $24.9 million and net income applicable to common shareholders by $1.02 per share on a basic and diluted basis. The pro forma effect of this change on the six months ended June 30, 1999 statement of operations was to decrease total revenue by approximately $25.8 million, net income applicable to common shareholders by approximately $23.4 million and net income applicable to common shareholders by $0.94 per share on a basic and diluted basis.

     The effect of this change on the three months ended June 30, 2000 statement of operations was to decrease total revenue by approximately $13.8 million, net income applicable to common shareholders by approximately $12.5 million and net income applicable to common shareholders by $0.48 per share on a basic and diluted basis. The pro forma effect of this change on the three months ended June 30, 1999 statement of operations was to decrease total revenue by approximately $12.6 million, net income applicable to common shareholders by approximately $11.5 million and net income applicable to common shareholders by $0.46 per share on a basic basis and by $0.45 per share on a diluted basis.

3. BASIC AND DILUTED EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options and unvested directors and officers restricted stock grants. For the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999, pro forma, the common share equivalents, if converted to common shares, would be antidilutive. Accordingly, for those periods, common share equivalents are not assumed to be converted in the computation of diluted earnings per share.

4. DECLARATION OF DIVIDEND. On July 27, 2000, the Company declared a $0.385 dividend on each share of Common Stock outstanding and a $0.3625 dividend on each share of Series A Preferred Stock outstanding to shareholders of record on August 10, 2000. The dividend will be paid on August 15, 2000.

5. NOTES RECEIVABLE. The Company has three notes receivable from prior years' hotel sales which aggregate approximately $5.3 million. During the second quarter, a reserve of $4 million was established against these notes receivable.

The following details these hotel sales and the related notes receivable:

                                                                           NOTES RECEIVABLE
                                                                              BALANCE AT        INTEREST
      HOTEL                   DATE OF SALE        TOTAL SALES PRICE         JUNE 30, 2000         RATE         DUE DATE
      -----                   ------------        -----------------         -------------         ----         --------
Holiday Inn Express           November 1997           $2.8  million        $2.2  million           9%        November 2002
Tupelo, MS
Executive Inn                 February 1998           $5.0  million         1.5  million           9%        August 2000
Tupelo, MS
Comfort Inn                   August 1998             $5.2  million         1.6  million           9%        August 2000
Clemson, SC                                                                -------------
                                                                            5.3  million
  Reserve for collection                                                   (4.0) million
                                                                           -------------
                                                                           $1.3  million
                                                                           =============

         The Holiday Inn Express, Tupelo, MS note receivable is collateralized by a first mortgage on the hotel. The other two notes receivable are collateralized, in part, by an interest in the partnership which owns the respective hotels and, on the note on the Comfort Inn in Clemson, SC, a partial guaranty from certain principals of the buyer. Payments to the Company on the Executive Inn, Tupelo, MS and Comfort Inn,

Clemson, SC are in arrears and the Company has ceased the accrual of interest income. The Company is evaluating its alternatives for collection of the notes receivable and past due interest.

6. AGREEMENT WITH HILTON. On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million in cash at closing. Specifically, in order to exercise its right to terminate the lease, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001.

     In connection with termination of the leases, Hilton may elect, at the earlier of (i) ten days after receipt of the Company's notice of its intention to terminate the Leases, or (ii) November 30, 2000, to require the Company to repurchase the 973,684 shares of the Company's convertible preferred stock (Series A Preferred Stock) that it currently owns. If the Company elects to terminate the leases, then Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13 million. If the Company elects not to terminate the leases, Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13.75 million. The Company may elect, in its sole discretion, to pay all or part of the purchase price for the preferred shares in the form of shares of its common stock or cash.

7. SUBSEQUENT EVENTS. On August 1, 2000 the Company concluded an amendment to its line of credit that changed certain definitions and financial covenants that provide the Company with additional flexibility to complete the proposed Hilton lease termination transaction in early 2001. The line of credit maturity remains unchanged at July 30, 2003. The interest rate will continue to range from 150 basis points to 225 basis points above LIBOR. The initial interest rate of 200 basis points above LIBOR is unchanged.

On August 9, 2000, the Company completed a $52.2 million long-term secured financing. The financing is secured by eight of the Company's hotel properties, carries a fixed interest rate of 8.0%, has a 25-year amortization and matures in 10 years. The financing allows the Company to extend its debt maturities over a longer term resulting in a weighted average maturity of fixed rate debt of approximately nine years and increases the percentage of fixed interest rate debt to total debt from 58% to 76%. The proceeds from this financing were utilized to reduce borrowings outstanding under its Line of Credit to $74.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The following chart summarizes information regarding the 62 Hotels owned at June 30, 2000:

                                       HOTEL                                      THREE MONTHS ENDED          SIX MONTHS ENDED
    FRANCHISE AFFILIATION            PROPERTIES             ROOMS/SUITES             JUNE 30, 2000              JUNE 30, 2000
    ---------------------            ----------             ------------             -------------              -------------
                                                                                            LEASE REVENUE (IN THOUSANDS)
Full Service Hotels:
   Holiday Inn                               5                   953                      $2,581                    $4,806
   Sheraton Four Points                      2                   412                       1,506                     2,669
   Sheraton                                  4                   862                       3,713                     6,541
   Independent                               2                   329                       2,299                     4,201
   DoubleTree                                1                   219                         993                     1,849
   Hilton                                    1                   234                         728                     1,456
                                            --                 -----                   ---------                 ---------
                                            15                 3,009                      11,820                    21,522
                                            --                 -----                   ---------                 ---------
Extended Stay Hotels:
   Residence Inn by Marriott                14                 1,851                       7,047                    13,405
   Hawthorn Suites                           1                   280                         777                     1,590
   TownePlace Suites by
      Marriott                               3                   285                         624                     1,322
   Homewood Suites by
      Hilton                                 1                    83                         159                       473
                                            --                 -----                   ---------                 ---------
                                            19                 2,499                       8,607                    16,790
                                            --                 -----                   ---------                 ---------

Limited Service Hotels:
   Hampton Inn                              19                 2,368                       4,873                     9,270
   Holiday Inn Express                       5                   637                       1,857                     3,260
   Comfort Inn                               3                   474                         796                     1,418
   Courtyard by Marriott                     1                   102                         329                       641
                                            --                 -----                   ---------                 ---------
                                            28                 3,581                       7,855                    14,589
                                            --                 -----                   ---------                 ---------

Billed Lease Revenue                                                                      28,282                    52,901
Deferred Lease Revenue                                                                  (13,811)                  (27,507)
                                                                                       ---------                 ---------
Total                                       62                 9,089                   $  14,471                 $  25,394
                                            ==                 =====                   =========                 =========

         At June 30, 2000, the Company leased 52 hotels to wholly owned subsidiaries of Hilton, six hotels to three other lessees and four hotels were not leased. Fifty-two hotels are managed by wholly owned subsidiaries of Hilton and five other third-party management companies manage 10 hotels.

Results of Operations

Comparison of the Three Months ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000 and 1999.

Revenues

     The decrease in lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. Included in deferred revenue at June 30, 2000 is $27.5 million of first and second quarter billed lease revenue collected or due from the Lessees, which management expects the Company to recognize as lease revenue in the third and fourth quarters of 2000.

     For purposes of comparison, assuming that the amount included in deferred revenue at June 30, 2000 was earned at June 30, 2000, the Company's lease revenue would have increased 8.5% for the quarter and 6.7% year to date over the comparable periods in 1999. These increases over 1999 are due primarily to (i) an average increase in RevPar at the comparable hotels of 5.0% for the quarter and 3.5% year-to-date, (ii) two hotels opened after the second quarter of 1999,
(iii) a 40 room addition to the Beverly Heritage hotel in Milpitas, California completed in late 1999 and (iv) conversion in April 2000 of the Company's Ramada Plaza hotel in San Francisco, California to a Hilton hotel.

     The following shows hotel operating statistics for the 59 comparable hotels for the three months ended June 30, 2000 and for the 57 comparable hotels for the six months ended June 30, 2000. Excluded in the 59 comparable hotels for the three months ended June 30, 2000 are two hotels opened in 1999, and the Hilton San Francisco Fisherman's Wharf hotel, which underwent major renovations and was converted from a Ramada Plaza in the second quarter 2000. Excluded from the 57 comparable hotels for the six months ended June 30, 2000 are the previously described three hotels and the Sheraton Hotel in Birmingham, Alabama which was undergoing major renovation in the first quarter 2000 and one hotel opened in the first quarter 1999.

                     COMPARABLE HOTELS OPERATING STATISTICS

     FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      BILLED LEASE REVENUE*            ADR                   OCCUPANCY                 REVPAR
                      ---------------------            ---                   ---------                 ------
                                   VARIANCE                 VARIANCE                 VARIANCE                VARIANCE
    SEGMENT            2000        VS. 1999       2000      VS. 1999     2000        VS. 1999       2000    VS.  1999
    -------            ----        --------       ----      --------     ----        --------       ----    ---------
Full Service          $11,078       16.0 %       $108.70      5.9%       76.9%         2.2 pts     $83.63      9.2%
Extended Stay           8,164        3.2 %         96.10      1.7%       83.2%         1.8 pts      79.97      4.0%
Limited Service         7,855       (0.2)%         69.03      0.2%       73.3%         0.4 pts      50.62      0.8%
                      -------
Total                 $27,097        7.0 %         89.49      3.1%       77.1%         1.4 pts      69.01      5.0%
                      =======

     * Billed lease revenue equals lease revenue plus deferred revenue.

                     COMPARABLE HOTELS OPERATING STATISTICS

     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                           BILLED LEASE REVENUE*               ADR                 OCCUPANCY                 REVPAR
                           ---------------------               ---                 ---------                 ------
                                         VARIANCE                  VARIANCE                VARIANCE               VARIANCE
          SEGMENT           2000         VS. 1999        2000      VS. 1999     2000        VS. 1999      2000    VS. 1999
          -------           ----         --------        ----      --------     ----        --------      ----    --------
     Full Service          $19,899        13.4 %        $109.01       5.4%      74.7%        1.9 pts     $81.40      8.0 %
     Extended Stay          15,468         3.0 %          97.89       2.7%      81.3%       (0.1)pts      79.55      2.4 %
     Limited Service        14,589        (1.3)%          69.37       0.1%      68.8%       (0.6)pts      47.75     (0.8)%
                           -------
          Total            $49,956         5.5 %          89.97       3.1%      73.9%        0.2 pts      66.51      3.5 %
                           =======


     *Billed lease revenue equals lease revenue plus deferred revenue.

     The 15 full service hotels produced an average RevPar increase of 9.2% in the quarter and 8.0% year to date. The following four full service hotels located in Silicon Valley had RevPar increases averaging 10.0% in the quarter and 9.1% year to date.

                                                               PERCENTAGE INCREASE IN REVPAR
                                                              --------------------------------
HOTEL                                   LOCATION              SECOND QUARTER      YEAR TO DATE
-----                                   --------              --------------      ------------
173-room Sheraton                       Sunnyvale, CA             16.7%              15.6%
235-room Beverly Heritage               Milpitas, CA               4.2%               2.1%
229-room Sheraton                       Milpitas, CA              11.0%               8.4%
214-room Sheraton Four Points           Pleasanton, CA            19.9%              11.6%

     This is the third consecutive quarter of increases between 10% and 20% in RevPar for the Sunnyvale hotel since it was renovated and converted from a Sheraton Four Points to a full service Sheraton in December 1998. Occupancy increased 6.5 points to 85.1% and ADR increased 7.7% to $159.29, for the three months ended June 30, 2000 as compared to the same period in 1999.

     In November 1999 a 40-room addition was opened at the Beverly Heritage hotel. In spite of a 20% increase in rooms at the hotel, occupancy for the quarter was 0.5 points higher and ADR increased 3.6%. Additionally, lease revenues increased 29.4% in the quarter and 27.1% year to date.

     Occupancy at the Sheraton in Milpitas increased 3.9 pts. to 80.2% for the quarter and ADR increased 5.6% to $151.98.

     Occupancy at the Sheraton Four Points in Pleasanton increased 12.1 points to 82.0% and ADR rose 2.3% to $112.55 in the quarter.

     Other full service hotels include the 94-room Hotel Rex in San Francisco Union Square which produced a RevPar increase of 17.7% in the quarter on an occupancy increase of 1.4 pts. and an ADR increase of 17.7%. Year to date RevPar at the Hotel Rex has increased 20.1%. The five Holiday Inn hotels, which have an average of 190 rooms per hotel, produced average RevPar increases of 3.1% for the quarter and 2.9% year to date. These hotels are located primarily in competitive secondary markets. The 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, produced RevPar gains of 15.6% in the quarter and 15.2% year to date. The Sheraton Clayton was renovated and converted from a Holiday Inn hotel to a Sheraton in August 1999. In the second quarter, ADR increased 12.6% and occupancy increased 2.6%.

     The Hilton San Francisco Fisherman's Wharf was converted from a Ramada Plaza hotel in April 2000 after approximately an $11 million renovation. For the quarter, RevPar increased 8.1% and for the month of June, RevPar increased 32.0% due to a 27.1% increase in ADR and a 3.5 point increase in occupancy. June RevPar was $170.72 based on an occupancy of 92.9% and an average daily rate of $183.78.

     The extended stay hotels, which comprised approximately 30% of billed lease revenue, produced an increase in RevPar of 4.0% for the quarter and 2.4% year to date.

     The limited service hotels, which comprise approximately 29% of billed lease revenue, experienced an increase in RevPar of 0.8% in the quarter, but a decrease in RevPar of (0.8)% year to date.

     The improvement in room revenue significantly impacts the Company because its principal source of revenue is lease payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room revenue and other hotel revenue.

Expenses

     As a percentage of billed lease revenue, expenses, before the $4 million reserve on notes receivable included in loss on sale of hotel properties, increased from 56.8% for the six months ended June 30, 1999 to 62.9% for the six months ended June 30, 2000.

     Taxes and insurance expense for the quarter increased $180,000 over the prior year. Year to date, taxes and insurance expenses represent 10.6% of billed lease revenue versus 10.1% of billed lease revenue for the comparable period of 1999. This increase is due, in part, to renovations that have increased the values used in the taxing authorities' reassessments.

     Year to date depreciation increased 17.9% due to increases in depreciable assets in 2000 and 1999 relating to two hotels opened in 1999 and renovation expenditures at certain of the hotels, including the Hilton San Francisco Fisherman's Wharf. As a percentage of billed lease revenue, year to date depreciation increased from 22.9% to 25.3%.

     General and administrative expenses increased to 5.3% of billed lease revenues in the quarter. Excluding first quarter non-recurring items, year to date general and administrative expenses were 5.4% of billed lease revenues.

     Interest expense increased $1.0 million over the prior year's quarter and $1.9 million year to date. This increase is due to a weighted average increase in borrowings of approximately $20 million in 2000 over 1999 and an increase in borrowing costs of approximately 60 basis points. Borrowings increased primarily due to funding of renovation costs. From 1998 through year to date 2000, approximately $61.8 million, or approximately 12.1% of gross hotel revenues has been spent renovating, expanding and rebranding hotels. The interest rate increase is due to a general increase in interest rates that impacted variable rate debt. At June 30, 2000 variable rate debt was 42% of total debt. After the $52.2 million long-term financing discussed in Note 7 in Notes To Consolidated Financial Statement, Subsequent Events, variable rate debt will be 24% of total debt.

Net Loss

     Net loss applicable to common shareholders for 2000 was ($12.1 million), or ($0.49) per diluted share, compared with net income of $18.5 million, or $0.74 per diluted share, for 1999. This change is due primarily to the adoption of SAB 101 as previously discussed.

FUNDS FROM OPERATIONS AND EBITDA

     The Company considers Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be appropriate measures of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The National Association of Real Estate Investment Trusts ("NAREIT"), defines FFO as net income (computed in accordance with generally accepted accounting principles or "GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, with the exceptions that deferred revenue has been added and franchise termination fees have been excluded in the calculation, which may not be comparable to FFO reported by other REITS that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

     The following details the computation of FFO (in thousands except per share amounts):

                                               FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
Net income (loss)                               $ (6,108)      $ 10,774       $(11,354)      $ 19,198
Minority interest in Operating Partnership          (630)         1,035         (1,168)         1,900
Deferred revenue                                  13,811                        27,507
Depreciation                                       6,782          5,770         13,404         11,372
Loss on sale of hotel properties and
   franchise termination fees                      4,000                         4,000            239
Preferred stock dividends                           (351)          (352)          (699)          (700)
                                                --------       --------       --------       --------
FFO                                             $ 17,504       $ 17,227       $ 31,690       $ 32,009
                                                ========       ========       ========       ========
Weighted average shares,
   partnership units and
   potential dilutive shares
   outstanding                                    27,052         27,597         27,180         27,587
FFO per share                                   $   0.65       $   0.62       $   1.17       $   1.16


     The following details the computation of EBITDA (in thousands):

                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                                2000          1999          2000         1999
                               -------      -------        -------      -------
FFO                            $17,504      $17,227        $31,690      $32,009
Interest expense, net            5,736        4,707         11,203        9,331
Amortization                       467          496            889        1,047
Preferred stock dividends          351          352            699          700
                               -------      -------        -------      -------
EBITDA                         $24,058      $22,782        $44,481      $43,087
                               =======      =======        =======      =======

HILTON AGREEMENT

     On January 26, 2000, the Company entered into an agreement with Hilton which gives the Company the right to terminate 52 leases and related ancillary agreements with Hilton. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million in cash at closing. Specifically, in order to exercise its right to terminate the leases, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001. The Company may finance this termination payment through a combination of additional borrowings and/or asset sales.

         In connection with termination of the leases, Hilton may elect, at the earlier of (i) ten days after receipt of the Company's notice of its intention to terminate the Leases, or (ii) November 30, 2000, to require the Company to repurchase the 973,684 shares of the Company's convertible preferred stock (Series A Preferred Stock) that it currently owns. If the Company elects to terminate the leases, then Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13 million. If the Company elects not to terminate the leases, Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13.75 million. The Company may elect, in its sole discretion, to pay all or part of the purchase price for the preferred shares in the form of shares of its common stock or cash.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from Percentage Leases and the net operating income from hotels not leased to third parties. For the six months ended June 30, 2000, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $28.0 million and FFO was $31.7 million.

         The lessees' obligations under the Percentage Leases are unsecured. However, the leases with Hilton contain certain covenants including the maintenance of a ratio of total debt to consolidated net worth (as defined) of the lessee of not more than 50%. Management fees paid to affiliates of Hilton are subordinated to the lease payments. The lessees have limited capital resources, and accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the lessees to generate sufficient cash flow from the operations of the Hotels. At August 5, 2000, the lessees had paid substantially all amounts due the Company under the Percentage Leases as of June 30, 2000. At June 30, 2000, the Company had utilized $124.8 million under its $140 million Line of Credit.

The following details the Company's debt outstanding at June 30, 2000 (dollar amounts in thousands):

                                                                                              COLLATERAL

                                                                                           # OF       NET BOOK VALUE
                         BALANCE       INTEREST RATE                      MATURITY        HOTELS      AT JUNE 30, 2000
                         -------       -------------                      --------        ------      ----------------
Line of Credit           $124,807      LIBOR + 200bp     Variable          July 2003         32           $291,136
Mortgage                   38,791           6.83%         Fixed           August 2008
Mortgage                   25,000           7.03          Fixed          November 2011       15            145,314
Mortgage                   94,096           7.83          Fixed          December 2008       10            130,640
Mortgage                   18,668           8.22          Fixed          November 2007        1             43,606
Mortgage                    1,125           3.50          Variable        January 2001        1             21,426
                          -------                                                                         --------
                         $302,487                                                                         $632,122
                         ========                                                                         ========

     The Company increased the availability under its Line of Credit from $100 million to $140 million during the first quarter of 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment in hotel properties. The interest rate was approximately 8.7% at June 30, 2000. The Line of Credit is collateralized by first priority mortgages on 16 hotels and agreements restricting the transfer, pledge or other hypothecation on an additional 16 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at June 30, 2000. The amendment to the line of credit in August, 2000, as previously discussed, includes some definitional and covenant changes that provides the Company with additional flexibility.

     The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

     Future scheduled principal payments at June 30, 2000 are as follows (in thousands):

                                                                AMOUNT
                                                               --------
     Remainder of 2000                                         $  3,809
           2001                                                   6,574
           2002                                                   5,857
           2003                                                 129,920
           2004                                                   6,747
           2005                                                   7,274
        Thereafter                                              142,306
                                                               --------
                                                               $302,487
                                                               ========

     Certain significant credit and debt statistics at June 30, 2000 are as follows:

- Total debt to trailing twelve month EBITDA is 3.5x
- Weighted average maturity of fixed rate debt of 8.7 years
- Trailing twelve month interest coverage ratio of 4.1x
- Fixed interest rate debt equal to 58% of total debt
- Debt equal to 41% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

     After the completion of the $52.2 million long-term debt financing in August, 2000, the weighted average maturity of fixed rate debt is approximately nine years and the percentage of fixed interest rate debt increases from 58% to 76%.

     The Company has spent approximately $22.8 million on capital improvements to its hotels year to date, including approximately $11 million spent at the Hilton San Francisco Fisherman's Wharf. The Company expects to spend approximately an additional $11.3 million on capital improvements to its hotels during the remainder of 2000.

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

     Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our quarterly interest expense would have increased by approximately $80,000, based on balances outstanding during the quarter ended June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 2000, the annual meeting of shareholders was held to elect three Class I directors to serve on the Board of Directors until the annual meeting of shareholders in 2003.

         The shareholders voted to elect the following three directors:

Class I Directors:                  Votes For                    Votes Withheld
                                    ----------                   --------------
   Michael S. Starnes               22,747,956                      1,401,446
   John W. Stokes, Jr.              22,708,120                      1,441,282
   Richard Reiss, Jr.               23,998,506                        150,896

The following directors' terms of office continued after the meeting:

Class II Directors (terms expiring in 2001) - Bruce Campbell and H. Lance Forsdick, Sr.

Class III Directors (terms expiring in 2002) - Robert M. Solmson,
Harry J. Phillips, Sr., and R. Lee Jenkins

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

                                    RFS HOTEL INVESTORS, INC.

August 14, 2000                              /s/  KEVIN  M. LUEBBERS
---------------                     --------------------------------------------
Date                                Kevin M. Luebbers, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

August 14, 2000                              /s/ ROBERT M. SOLMSON
---------------                     --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer