Form 10-Q
period 2000-09-30
RFS HOTEL INVESTORS INC
filed 2000-11-14
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (MARK ONE)
      X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   X Yes    No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding on November 10, 2000 was 24,511,179.

                            RFS HOTEL INVESTORS, INC.
                                      INDEX


                                                                         FORM 10-Q
                                                                           REPORT
                                                                            PAGE
                                                                            ----

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              RFS Hotel Investors, Inc.

              Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999                                               3

              Consolidated Statements of Operations - For the three and
              nine months ended September 30, 2000 and 1999                   4

              Consolidated Statements of Cash Flows - For the nine
              months ended September 30, 2000 and 1999                        5

              Notes to Consolidated Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk       21



PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                22



RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                     September 30    December 31,
                                                                         2000            1999
                                                                     ------------    ------------
                                                                      (unaudited)
     ASSETS

     Investment in hotel properties, net                               $ 661,103       $ 651,988
     Cash and cash equivalents                                             4,926           5,913
     Restricted cash                                                       6,467           4,550
     Due from Lessees                                                     18,524          10,801
     Notes receivable                                                      1,226           5,352
     Deferred expenses, net                                                6,386           4,458
     Other assets                                                          4,645           4,180
                                                                       ---------       ---------
                  Total assets                                         $ 703,277       $ 687,242
                                                                       =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses                                 9,212           8,063
     Borrowings on Line of Credit                                         77,853          98,807
     Long-term obligations                                               228,619         183,471
     Deferred revenue                                                     18,715
     Minority interest in Operating Partnership, 2,561 and 2,565 units issued and outstanding at September 30, 2000 and
          December 31, 1999, respectively                                 33,480          35,618
                                                                       ---------       ---------
                  Total liabilities                                      367,879         325,959
                                                                       ---------       ---------

     Commitments and contingencies

     Shareholders' equity:
       Preferred Stock, $.01 par value, 5,000 shares
         authorized, 974 shares issued and outstanding                        10              10
       Common Stock, $.01 par value, 100,000 shares
         authorized, 25,182 and 25,157 shares issued at September            251             251
         30, 2000 and December 31, 1999, respectively
       Additional paid-in capital                                        375,704         374,087
       Treasury stock, at cost, 671 and 262 shares at
         September 30, 2000 and December 31, 1999, respectively           (8,100)         (3,656)
       Distributions in excess of income                                 (32,467)         (9,409)
                                                                       ---------       ---------
               Total shareholders' equity                                335,398         361,283
                                                                       ---------       ---------
                  Total liabilities and shareholders' equity           $ 703,277       $ 687,242
                                                                       =========       =========




                     The accompanying notes are an integral
                     part of these consolidated statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
     Revenue:
       Lease revenue                                        $ 38,628       $ 27,600       $ 64,022       $ 77,188
       Other revenue                                             143            164            653            540
                                                            --------       --------       --------       --------
               Total revenue                                  38,771         27,764         64,675         77,728
                                                            --------       --------       --------       --------

     Expenses:
       Taxes and insurance                                     2,772          2,357          8,369          7,349
       Depreciation                                            6,896          6,286         20,302         17,658
       Amortization                                              342            510          1,232          1,557
       General and administrative                              1,418            844          4,750          2,729
       Loss on sale of hotel properties and franchise
         termination fees                                                     1,358          4,000          1,597
       Interest expense, net                                   6,093          5,038         17,296         14,369
       Minority interest in Operating Partnership              2,162          1,155            964          3,055
                                                            --------       --------       --------       --------
               Total expenses                                 19,683         17,548         56,913         48,314
                                                            --------       --------       --------       --------

     Net income                                               19,088         10,216          7,762         29,414

     Preferred stock dividends                                  (355)          (356)        (1,054)        (1,056)
                                                            --------       --------       --------       --------

     Net income applicable to common shareholders           $ 18,733       $  9,860       $  6,708       $ 28,358
                                                            ========       ========       ========       ========


     Basic earnings per share                               $   0.76       $   0.39       $   0.27       $   1.13
     Weighted average common shares outstanding               24,500         24,990         24,576         25,001

     Diluted earnings per share                             $   0.75       $   0.39       $   0.27       $   1.13
     Weighted average common shares, preferred                25,508         25,964         24,591         25,984
          shares and dilutive common stock equivalents
          outstanding

     Pro Forma Amounts:
          Total revenue                                                    $ 35,456                      $ 59,667
          Total expenses                                                     18,200                        46,553
          Net income                                                         17,256                        13,114
          Net income applicable to common shareholders                       16,900                        12,058
          Earnings per share, basic                                        $   0.68                      $   0.48
          Earnings per share, diluted                                      $   0.66                      $   0.48



                     The accompanying notes are an integral
                part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                For the Nine Months Ended
                                                                       September 30,
                                                                   2000            1999
                                                                 --------       --------
                                                               (unaudited)     (unaudited)

   Cash flows from operating activities:
     Net income                                                  $  7,762       $ 29,414
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                            21,532         19,215
          Minority interest in Operating Partnership                  964          3,055
          Loss on sale of hotel properties                          4,000             74
          Loss on retirement of assets                                  6
          Change in unearned compensation                              96
         Changes in assets and liabilities:
            Due from Lessees                                       (7,723)        (5,432)
            Other assets                                             (465)         2,819
            Accounts payable and accrued expenses                   1,149          1,177
            Deferred revenue                                       18,715
                                                                 --------       --------
               Net cash provided by operating activities           46,036         50,322
                                                                 --------       --------
   Cash flows from investing activities:
     Investment in hotel properties and hotels
           under development                                      (29,420)       (28,285)
     Cash paid for franchise fees                                                    (40)
     Restricted cash                                               (1,917)         6,113
     Proceeds from sale of hotel properties                                          808
                                                                 --------       --------
              Net cash used by investing activities               (31,337)       (21,404)
                                                                 --------       --------
   Cash flows from financing activities:
     Purchase of treasury stock                                    (4,444)
     Proceeds from borrowings                                      52,200         10,000
     Payments on debt                                             (28,006)        (5,803)
     Distributions to common and preferred shareholders           (29,969)       (29,938)
     Distributions to limited partners                             (2,958)        (2,966)
     Redemption of units                                              (43)           (22)
     Issuance of common stock/units                                   162
     Collections on notes receivable                                  126             35
     Loan fees paid                                                (2,754)          (533)
                                                                 --------       --------
               Net cash used by financing activities              (15,686)       (29,227)
                                                                 --------       --------
   Net increase (decrease) in cash and cash equivalents              (987)          (309)
   Cash and cash equivalents at beginning of years                  5,913          2,014
                                                                 --------       --------
   Cash and cash equivalents at end of periods                   $  4,926       $  1,705
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

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION. RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at September 30, 2000, owned interests in 62 hotels with 9,089 rooms located in 24 states (collectively the "Hotels"). RFS owns 90.8% of RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

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

         The Company is accounting for SAB 101 as a change in accounting principle. The effect of this change on the nine months ended September 30, 2000 Statement of Operations was to decrease total revenue by approximately $18.7 million, net income applicable to common shareholders by approximately $17.3 million and net income applicable to common shareholders by $0.71 per share on a basic and diluted basis. The pro forma effect of this change on the nine months ended September 30, 1999 Statement of Operations was to decrease total revenue by approximately $18.1 million, net income applicable to common shareholders by approximately $16.3 million and net income applicable to common shareholders by $0.65 per share on a basic and diluted basis.

         The effect of this change on the three months ended September 30, 2000 Statement of Operations was to increase total revenue by approximately $8.8 million, net income applicable to common shareholders by approximately $8.0 million and net income applicable to common shareholders by $0.31 per share on a basic basis and by $0.30 per share on a diluted basis. The pro forma effect of this change on the three months ended September 30, 1999 Statement of Operations was to increase total revenue by approximately $7.7 million, net income applicable to common shareholders by approximately $7.0 million and net income applicable to common shareholders by $0.29 per share on a basic basis and by $0.27 per share on a diluted basis.

3. BASIC AND DILUTED EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options and unvested directors and officers restricted stock grants. For the nine months ended September 30, 2000 and for the pro forma nine months ended September 30, 1999, the preferred shares would be antidilutive. Accordingly, for those periods, preferred shares are not included in the computation of diluted earnings per share.

4. DECLARATION OF DIVIDEND. On October 26, 2000, the Company declared a $0.385 dividend on each share of Common Stock outstanding and a $0.3625 dividend on each share of Series A Preferred Stock outstanding to shareholders of record on November 10, 2000. The dividend will be paid on November 15, 2000.

5. NOTES RECEIVABLE. The Company has three notes receivable from prior years' hotel sales that aggregate approximately $5.2 million. During the second quarter of 2000, a reserve of $4 million was established against these notes receivable.

The following details these hotel sales and the related notes receivable:


                                                                         Notes
                                                                      Receivable
                                Date             Total                Balance at          Interest
        Hotel                 of Sale         Sales Price         September 30, 2000        Rate        Due Date
        -----                 -------         -----------         ------------------        ----        --------

Holiday Inn Express          November
  Tupelo, MS                  1997            $2.8 million          $ 2.2  million           9%       November 2002
Executive Inn               February
  Tupelo, MS                  1998            $5.0 million            1.4  million           9%        August 2000
Comfort Inn                  August
  Clemson, NC                 1998            $5.2 million            1.6  million           9%        August 2000
                                                                    --------------
                                                                      5.2  million
Reserve for Collection                                               (4.0) million
                                                                    --------------
                                                                    $ 1.2  million
                                                                    ==============

6. AGREEMENT WITH HILTON. At September 30, 2000, Hilton leases and manages 52 of the Company's hotels under agreements that expire, with respect to the hotels, at various dates from 2007 through 2012.

Under the REIT Modernization Act (the "RMA") which becomes effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries of the Company ("TRS Lessees"). On January 26, 2000, the Company entered into an agreement with Hilton that gives the Company the right to terminate these leases, management contracts and related ancillary agreements. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million in cash and record the payment as an expense at closing. Specifically, in order to exercise its right to terminate the lease, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001. If the company elects to terminate its leases with Hilton, the Company intends to cause newly formed TRS Lessees to become the lessees for these hotels. Under the RMA, the TRS Lessees are required to enter into management agreements with "eligible independent contractors" which will manage the hotels.

         In connection with termination of the leases, Hilton may elect by November 30, 2000, to require the Company to repurchase the 973,684 shares of the Company's convertible preferred stock (Series A Preferred Stock) that it currently owns. If the Company elects to terminate the leases, then Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13 million. If the Company elects not to terminate the leases, Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13.75 million. Upon Hilton's election, the Company would be required to repurchase the Series A Preferred Stock at the earlier of the base termination date or January 31, 2001. In the event that the Company purchases the Series A Preferred Stock from Hilton, the Company will record the difference between the $18.1 million of proceeds from the original sale of the Series A Preferred Stock and the payment to Hilton as an addition to net income to arrive at net income available to common shareholders. The Company may elect, in its sole discretion, to pay all or part of the purchase price for the preferred shares in the form of shares of its common stock or cash.

7. DEBT. On August 1, 2000 the Company concluded an amendment to its line of credit that changed certain definitions and financial covenants that provide the Company with additional flexibility to complete the proposed Hilton lease termination transaction in early 2001. The line of credit maturity remains unchanged at July 30, 2003. The interest rate will continue to range from 150 basis points to 225 basis points above LIBOR. The initial interest rate of 200 basis points above LIBOR is unchanged.

        On August 9, 2000 the Company completed a $52.2 million long-term financing. The financing is collateralized by a lien on eight of the Company's hotel properties, carries a fixed interest rate of 8.0%, has a 25-year amortization and matures in 10 years. The proceeds were utilized to reduce borrowings outstanding under the Company's Line of Credit.

8. SUBSEQUENT EVENTS. On October 3, 2000, the Company completed the sale of the 280-room Hawthorn Suites in Atlanta, Georgia for $20.75 million and recorded a nominal gain on the sale. The proceeds were used to reduce borrowings outstanding under the line of credit. On October 26, 2000, the Company completed the sale of the 124-room Hampton Inn in Warren, Michigan for $5.4 million and recorded a gain on the sale of $0.7 million. The proceeds were used for general corporate purposes.

        On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million maturing in July 2003. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Under the interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 6.62% and pays a fixed rate of 6.535%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The following chart summarizes information regarding the 62 Hotels owned at September 30, 2000:


                                     HOTEL                     THREE MONTHS ENDED   NINE MONTHS ENDED
       FRANCHISE AFFILIATION       PROPERTIES   ROOMS/SUITES   SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
       ---------------------       ----------   ------------   ------------------   ------------------
                                                                 LEASE REVENUE (IN THOUSANDS)

Full Service Hotels:
   Sheraton                              4            862           $ 4,069             $10,631
   Holiday Inn                           5            953             2,548               7,354
   Independent                           2            329             2,368               6,686
   Sheraton Four Points                  2            412             1,538               4,207
   DoubleTree                            1            220             1,246               3,095
   Hilton                                1            234             1,324               2,780
                                    ------        -------           -------             -------
                                        15          3,010            13,093              34,753
                                    ------        -------           -------             -------

Extended Stay Hotels:
   Residence Inn by Marriott            14          1,851             6,990              20,395
   Hawthorn Suites (1)                   1            280               666               2,256
   TownePlace Suites by
      Marriott                           3            285               643               1,965
   Homewood Suites by
      Hilton                             1             83               105                 578
                                    ------        -------           -------             -------
                                        19          2,499             8,404              25,194
                                    ------        -------           -------             -------

Limited Service Hotels:
   Hampton Inn (2)                      19          2,367             5,044              14,175
   Holiday Inn Express                   5            637             2,089               5,349
   Comfort Inn                           3            474               828               2,247
   Courtyard by Marriott                 1            102               378               1,019
                                    ------        -------           -------             -------
                                        28          3,580             8,339              22,790
                                    ------        -------           -------             -------

Billed Lease Revenue                                                 29,836              82,737
Deferred Lease Revenue                                                8,792             (18,715)
                                                                    -------             -------
Total                                   62          9,089           $38,628             $64,022
                                    ======        =======           =======             =======


(1) Sold on October 3, 2000.
(2) The Hampton Inn in Warren, Michigan was sold on October 26, 2000.

         At September 30, 2000, the Company leased 52 hotels to wholly owned subsidiaries of Hilton, six hotels to three other lessees and four hotels were not leased. Fifty-two hotels are managed by wholly owned subsidiaries of Hilton and five other third-party management companies manage 10 hotels. (See Management's Discussion and Analysis of Financial Conditions and Results of Operations- Hilton Agreement).

Results of Operations

Comparison of the Three Months ended September 30, 2000 and 1999 and the Nine Months Ended September 30, 2000 and 1999.

Revenues

         The decrease in lease revenue for the nine months ended September 30, 2000 as compared to 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. At September 30, 2000, $18.7 million of first and second quarter billed lease revenue collected or due from the Lessees was deferred due to the adoption of SAB 101. Management expects the Company to recognize this deferred revenue as lease revenue in the fourth quarter of 2000. Lease revenue for the three months ended September 30, 2000 increased $11.0 million, as compared to 1999, primarily due to the recognition of approximately $8.8 million of previously deferred revenue.

         For purposes of comparison, assuming that the amount included in deferred revenue at September 30, 2000 was earned at September 30, 2000, the Company's lease revenue would have increased 8.1% for the quarter and 7.2% year to date over the comparable periods in 1999. These increases over 1999 are due primarily to (i) an average increase in RevPar at the comparable hotels of 7.1% for the quarter and 4.8% year to date, (ii) two hotels opened in the third quarter of 1999, (iii) a 40 room addition to the Beverly Heritage hotel in Milpitas, California completed in late 1999 and (iv) conversion in April 2000 of the Company's Ramada Plaza hotel in San Francisco, California to a Hilton hotel.

         The following shows hotel operating statistics for the 58 comparable hotels for the three months ended September 30, 2000 and for the 56 comparable hotels for the nine months ended September 30, 2000. Excluded from the 58 comparable hotels for the three months ended September 30, 2000 are two hotels opened in 1999, the Hilton San Francisco Fisherman's Wharf hotel, which underwent major renovations and was converted from a Ramada Plaza in the second quarter 2000 and the e Suites hotel sold on October 3, 2000. Excluded from the 56 comparable hotels for the nine months ended September 30, 2000 are the previously described four hotels and the Sheraton Hotel in Birmingham, Alabama which was undergoing major renovation in the first quarter 2000 and one hotel opened in the first quarter 1999.

                     COMPARABLE HOTELS OPERATING STATISTICS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                           BILLED LEASE REVENUE *             ADR                 OCCUPANCY                REVPAR
                           ----------------------             ---                 ---------                ------
                                         VARIANCE                 VARIANCE               VARIANCE               VARIANCE
          SEGMENT            2000        VS. 1999        2000     VS. 1999    2000       VS. 1999       2000    VS. 1999
          -------            ----        --------        ----     --------    ----       --------       ----    --------

Full Service              $  11,769        21.3%       $111.63      8.6%       77.6%      3.2 pts      $86.63     13.3%
Extended Stay                 7,249         3.3%         96.65      1.9%       83.9%      1.2 pts       81.08      3.4%
Limited Service               8,339         3.5%         70.69      2.2%       73.6%      0.4 pts       52.05      2.8%
                          ---------
Total                     $  27,357        10.4%         91.08      5.0%       77.4%      1.5 pts       70.52      7.1%
                          =========


     * Billed lease revenue equals lease revenue after eliminating deferred revenue.

                     COMPARABLE HOTELS OPERATING STATISTICS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                           BILLED LEASE REVENUE *             ADR                 OCCUPANCY                REVPAR
                           ----------------------             ---                 ---------                ------
                                         VARIANCE                 VARIANCE               VARIANCE               VARIANCE
          SEGMENT            2000        VS. 1999        2000     VS. 1999    2000       VS. 1999       2000    VS. 1999
          -------            ----        --------        ----     --------    ----       --------       ----    --------

   Full Service           $  31,324        15.6%       $110.53      6.8%       76.2%      2.1  pts     $84.21     9.7%
   Extended Stay             20,973         3.8%         98.51      2.5%       83.7%      0.5  pts      82.42     3.1%
   Limited Service           22,928         0.4%         69.84      0.8%       70.4%     (0.3) pts      49.19     0.5%
                          ---------
     Total                $  75,225         7.3%         90.51      3.9%       75.4%      0.6  pts      68.27     4.8%
                          =========



         *Billed lease revenue equals lease revenue after eliminating deferred revenue.

         The 15 full service hotels, which comprise approximately 43% of billed lease revenue, produced an average RevPar increase of 13.3% in the quarter and 9.7% year to date. The following four full service hotels located in Silicon Valley had RevPar increases averaging 18.6% in the quarter and 12.3% year to date.


                                                      PERCENTAGE INCREASE IN REVPAR
                                                      -----------------------------
HOTEL                              LOCATION         THIRD QUARTER        YEAR TO DATE
-----                              --------         -------------        ------------

173-room Sheraton                Sunnyvale, CA         19.4%                16.9%
235-room Beverly Heritage        Milpitas, CA           9.8%                 4.7%
229-room Sheraton                Milpitas, CA          23.5%                13.4%
214-room Sheraton Four Points    Pleasanton, CA        22.7%                15.5%


         This is the fourth consecutive quarter of increases between 10% and 20% in RevPar for the Sunnyvale hotel since it was renovated and converted from a Sheraton Four Points to a full service Sheraton in December 1998. Occupancy increased 4.7 points to 86.9% and ADR increased 12.9% to $164.82, for the three months ended September 30, 2000 as compared to the same period in 1999.

         In November 1999 a 40-room addition was opened at the Beverly Heritage hotel. In spite of a 20% increase in rooms at the hotel, occupancy for the quarter was only 0.5 points lower but ADR increased 10.5%. Additionally, lease revenues increased 38.2% in the quarter and 30.8% year to date.

         Occupancy at the Sheraton in Milpitas increased 9.5 points to 82.0% for the quarter and ADR increased 9.1% to $157.70.

         Occupancy at the Sheraton Four Points in Pleasanton increased 6.7 points to 85.1% and ADR rose 13.2% to $116.49 in the quarter.

         Other full service hotels include the 94-room Hotel Rex in San Francisco Union Square that produced a RevPar increase of 16.5% in the quarter on an occupancy increase of 4.8 pts. and an ADR increase of 10.1% to $179.46. Year to date RevPar at the Hotel Rex has increased 18.8%. The five Holiday Inn hotels, which have an average of 190 rooms per hotel, produced average RevPar increases of 1.4% for the quarter and 2.4% year to date. These hotels are located primarily in competitive secondary markets. The 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, produced RevPar gains of 20.1% in the quarter and 17.0% year to date. The Sheraton Clayton was renovated and converted from a Holiday Inn hotel to a Sheraton in August 1999. In the third quarter, ADR increased 6.6% and occupancy increased 12.6%. Occupancy was 77% in the quarter and is now 68.1% year to date.

         The Hilton San Francisco Fisherman's Wharf was converted from a Ramada Plaza hotel in April 2000 after approximately an $11 million renovation. For the quarter, RevPar increased 21.2% and for the month of September, RevPar increased 26.0%. September RevPar was $161.09 based on occupancy of 65.1% and an average daily rate of $185.53.

         The extended stay hotels, which comprised approximately 29% of billed lease revenue, produced an increase in RevPar of 3.4% for the quarter and 3.1% year to date.

         The limited service hotels, which comprise approximately 28% of billed lease revenue, experienced an increase in RevPar of 2.8% in the quarter and an increase in RevPar of 0.5% year to date.

         The improvement in room revenue significantly impacts the Company because its principal source of revenue is lease payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room revenue and other hotel revenue.

Expenses

         As a percentage of billed lease revenue, expenses, before the loss on sale of hotel properties and franchise termination fees and minority interest in Operating Partnership, increased to 62.8% from 56.6% for the nine months ended September 30, 2000 and to 58.7% from 54.5% for the quarter.

         Taxes and insurance expense for the quarter increased $415,000 over the prior year. Year to date, taxes and insurance expenses represent 10.1% of billed lease revenue versus 9.5% of billed lease revenue for the comparable period of 1999. These increases are due, in part, to renovations that have increased the values used in the taxing authorities' reassessments.

         For the quarter and year to date, depreciation increased 9.7% and 15.0%, respectively, due to increases in depreciable assets in 2000 and 1999 relating to two hotels opened in 1999 and renovation expenditures at certain of the hotels, including the Hilton San Francisco Fisherman's Wharf. As a percentage of billed lease revenue, year to date depreciation increased from 22.9% to 24.5%.

         General and administrative expenses increased to 4.7% from 3.5% of billed lease revenues in the quarter. Excluding first quarter non-recurring items, year to date general and administrative expenses increased to 4.7% from 3.1% of billed lease revenues. In the first quarter 2000, the Company wrote off development and due diligence costs, for potential projects that the Company decided not to pursue, of $246,000 and incurred severance expense of approximately $300,000 associated with a former employee. Increases in general and administrative expenses for the quarter and year to date are due to increases in compensation from incentive bonuses, additional personnel and other expenses in response to initiatives associated with the REIT Modernization Act and to Centrafuse (the Company's application service provider of hotel accounting solutions) and expenses relating to the hiring of new personnel.

         Interest expense increased $1.0 million over the prior year's quarter and $2.9 million year to date. This increase is due to a weighted average increase in borrowings for the quarter and year to date of approximately $28 million and $24 million, respectively, and an increase in borrowing costs of approximately 60 basis points. Borrowings increased primarily due to funding of renovation costs. From 1998 through year to date 2000, approximately $72 million or approximately 10% of gross hotel revenues has been spent renovating, expanding and rebranding hotels. The interest rate increase is due to a general increase in interest rates that impacted variable rate debt. At September 30, 2000 variable rate debt was 26% of total debt.

         Loss on sale of hotel properties and franchise termination fees of $4 million represents a reserve established against three notes receivable from prior years hotel sales which aggregate approximately $5.3 million.

Net Income

         Net income applicable to common shareholders for the third quarter and year to date 2000 was $6.7 million and $18.7 million, respectively, compared with $28.4 million and $9.9 million, respectively, for 1999. These changes are due primarily to the adoption of SAB 101 as previously discussed.

FUNDS FROM OPERATIONS AND EBITDA

         The Company considers Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (computed in accordance with generally accepted accounting principles or "GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, with the exceptions that deferred revenue has been added and franchise termination fees have been excluded in the calculation, which may not be comparable to FFO reported by other REITS that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

The following details the computation of FFO (in thousands):



                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                          ENDED                       ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------                -------------
                                                   2000           1999(1)       2000           1999(1)
                                                   ----           ----          ----           ----

Net income                                      $ 19,088       $ 17,256       $  7,762       $ 13,114
Minority interest in Operating Partnership         2,162          1,807            964          1,294
Deferred revenue                                  (8,792)        (7,692)        18,715         18,061
Depreciation                                       6,896          6,286         20,302         17,658
Loss on sale of hotel properties and
   franchise termination fees                                     1,358          4,000          1,597
Preferred stock dividends                           (355)          (356)        (1,054)        (1,056)
                                                --------       --------       --------       --------
FFO                                             $ 18,999       $ 18,659       $ 50,689       $ 50,668
                                                ========       ========       ========       ========
Weighted average common shares,
partnership units and potential
dilutive shares outstanding                       27,100         27,557         27,142         27,577


(1) Pro forma for SAB 101.

         The following details the computation of EBITDA (in thousands):



                                      FOR THE THREE              FOR THE NINE
                                      MONTHS ENDED               MONTHS ENDED
                                      SEPTEMBER 30,              SEPTEMBER 30,
                                      -------------              -------------
                                    2000         1999         2000         1999
                                    ----         ----         ----         ----

FFO                               $18,999      $18,659      $50,689      $50,668
Interest Expense, net               6,093        5,038       17,296       14,369
Amortization                          342          510        1,232        1,557
Preferred stock dividends             355          356        1,054        1,056
                                  -------      -------      -------      -------
EBITDA                            $25,789      $24,563      $70,271      $67,650
                                  =======      =======      =======      =======



HILTON AGREEMENT

         At September 30, 2000, Hilton leases and manages 52 of the Company's hotels under agreements that expire, with respect to the hotels, at various dates from 2007 through 2012.

         Under the REIT Modernization Act (the "RMA") which becomes effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries of the Company ("TRS Lessees"). On January 26, 2000, the Company entered into an agreement with Hilton that gives the Company the right to terminate these leases, management contracts and related ancillary agreements. In the event that the Company elects to exercise this right, the Company will be required to pay Hilton approximately $60 million in cash and record the payment as an expense at closing. Specifically, in order to exercise its right to terminate the lease, the Company must notify Hilton on or before November 30, 2000, that the Company intends to terminate the leases and related agreements and must complete the termination on or before January 31, 2001. If the Company elects to terminate its leases with Hilton, the Company intends to cause newly formed TRS Lessees to become the lessees for these hotels. Under the RMA, the TRS Lessees are required to enter into management agreements with "eligible independent contractors" which will manage the hotels.

         In connection with termination of the leases, Hilton may elect by November 30, 2000, to require the Company to repurchase the 973,684 shares of the Company's convertible preferred stock (Series A Preferred Stock) that it currently owns. If the Company elects to terminate the leases, then Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13 million. If the Company elects not to terminate the leases, Hilton will have the right to require the Company to purchase the Series A Preferred Stock for $13.75 million. Upon Hilton's election, the Company would be required to repurchase the Series A Preferred Stock at the earlier of the lease termination date or January 31, 2001. In the event that the Company purchases the Series A Preferred Stock from Hilton, the Company will record the difference between the $18.1 million of proceeds from the original sale of the Series A Preferred Stock and the payment to Hilton as an addition to net income to arrive at net income available to common shareholders. The Company may elect, in its sole discretion, to pay all or part of the purchase price for the preferred shares in the form of shares of its common stock or cash.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow from Percentage Leases and the net operating income from hotels not leased to third parties. For the nine months ended September 30, 2000, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $46.0 million and FFO was $50.7 million.

         The lessees' obligations under the Percentage Leases are unsecured. However, the leases with Hilton contain certain covenants including the maintenance of a ratio of total debt to consolidated net worth (as defined) of the lessee of not more than 50%. Management fees paid to affiliates of Hilton are subordinated to the lease payments. The lessees have limited capital resources, and accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the lessees to generate sufficient cash flow from the operations of the Hotels. At November 5, 2000, the lessees had paid substantially all amounts due the Company under the Percentage Leases as of September 30, 2000. At September 30, 2000, the Company had utilized $77.9 million under its $140 million Line of Credit.

The following details the Company's debt outstanding at September 30, 2000 (dollar amounts in thousands):


                                                                                            COLLATERAL
                                                                                        # OF          NET BOOK VALUE
                      BALANCE        INTEREST RATE                     MATURITY        HOTELS      AT SEPTEMBER 30, 2000
                      -------        -------------                     --------        ------      ---------------------
Line of Credit       $ 77,853       LIBOR + 200bp       Variable       July 2003          25            $  215,560
Mortgage               37,878           6.83%            Fixed        August 2008
Mortgage               25,000           7.03             Fixed       November 2011        15               144,617
Mortgage               93,791           7.83             Fixed       December 2008        10               130,044
Mortgage               18,625           8.22             Fixed       November 2007         1                44,244
Mortgage                1,125           3.50            Variable     January 2001          1                21,211
Mortgage               52,200           8.00             Fixed        August 2010          8                88,398
                     --------                                                                           ----------
                     $306,472                                                                           $  644,074
                     ========                                                                           ==========


         The Company increased the availability under its Line of Credit from $100 million to $140 million during the first quarter of 2000. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt (as defined) to its investment in hotel properties. The interest rate was approximately 8.6% at September 30, 2000. The Line of Credit is collateralized by first priority mortgages on 12 hotels and agreements restricting the transfer, pledge or other hypothecation on an additional 13 hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt coverage and interest coverage ratios, and total indebtedness and total liabilities limitations. The Company was not aware of any failure to comply with these covenants at September 30, 2000. The amendment to the line of credit in August 2000, as previously discussed, includes some definitional and covenant changes that provides the Company with additional flexibility.

         As noted earlier, on August 9, 2000, the Company completed a $52.2 million long-term financing. The financing is collateralized by a lien on eight of the Company's hotel properties, carries a fixed interest rate of 8.0%, has a 25 year amortization and matures in 10 years. The financing allowed the Company to extend its debt maturities over a longer term resulting in a weighted average maturity of fixed rate debt of approximately 8.8 years and increased the percentage of fixed interest rate debt from approximately 58% to 76%. The proceeds were utilized to reduce borrowings outstanding under the Company's Line of Credit.

         As noted previously, proceeds from the sale of the Hawthorn Suites hotel on October 3, 2000 of approximately $20.1 million were utilized to reduce borrowings outstanding under the Company's Line of Credit.

         The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled principal payments at September 30, 2000 are as follows (in thousands):


                                                               AMOUNT
                                                               ------

             Remainder of 2000                              $   1,308
                   2001                                         7,448
                   2002                                         6,797
                   2003                                        85,160
                   2004                                         7,856
                   2005                                         8,446
                Thereafter                                    189,457
                                                            ---------
                                                            $ 306,472
                                                            =========


         Certain significant credit and debt statistics at September 30, 2000 are as follows:

-  Total debt to trailing twelve month EBITDA is 3.5x
-  Weighted average maturity of fixed rate debt of 8.8 years
-  Trailing twelve month interest coverage ratio of 3.9x
-  Fixed interest rate debt equal to 74% of total debt
- Debt equal to 41% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

         On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million maturing in July 2003. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Under the interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 6.62% and pays a fixed rate of 6.535%.

         After the completion of the $40 million interest rate swap on November 3, 2000, the Company's percentage of fixed interest rate debt increases from 74% to 87%.

         The Company has spent approximately $29.4 million on capital improvements to its hotels year to date, including approximately $11 million spent at the Hilton San Francisco Fisherman's Wharf. The Company expects to spend approximately an additional $5.6 million on capital improvements to its hotels during the remainder of 2000.

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

         Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our quarterly interest expense would have increased by approximately $74,000, based on balances outstanding during the quarter ended September 30, 2000.

         The Company's primary market risk exposure is to changes in interest rates as a result of its Line of Credit and long-term debt. At September 30, 2000, the Company had outstanding total indebtedness of approximately $306.5 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 74% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.68% at September 30, 2000. On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million which effectively locked an interest rate (before the spread over LIBOR) of 6.535% through its Interest Rate Swap agreements. After this transaction, the Company's percentage of fixed interest rate debt increased from 74% to 87%. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at September 30, 2000, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2000. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at September 30, 2000. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.83% which consist of the 7-year treasury of 5.83% at September 30, 2000 plus 200 basis points.

                                                           Expected Maturity
                                                             (in thousands)
                             ----------------------------------------------------------------------------
                                                                                                   Fair
                                                                                                   Value
   Liabilities               2000      2001     2002     2003      2004    Thereafter   Total      Total
                             ----      ----     ----     ----      ----    ----------   -----      -----
Long-Term Debt:
  Fixed Rate                $1,308    $6,323   $6,797   $ 7,307   $7,856    $197,903   $227,494   $226,205
    Average Interest Rate     7.68%     7.68%    7.68%     7.68%    7.68%       7.68%
  Variable Rate                 --    $1.125       --   $77,853       --          --   $ 78,978   $ 78,978
    Average Interest Rate     8.60%     8.64%    8.60%     8.81%

         The table incorporates only those exposures that exist as of September 30, 2000 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

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



                                    RFS HOTEL INVESTORS, INC.


November 14, 2000                        /s/  KEVIN  M. LUEBBERS
-----------------                   --------------------------------------------
Date                                Kevin M. Luebbers, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

November 14, 2000                       /s/ ROBERT M. SOLMSON
-----------------                   --------------------------------------------
Date                                Robert M. Solmson, Chairman and
                                    Chief Executive Officer