Form 10-K
period 2000-12-31
RFS HOTEL INVESTORS INC
filed 2001-03-15
CIK 906408

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM --------------- TO ---------------

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

                            NEW YORK STOCK EXCHANGE
                                (Name of Market)

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $361,443,273 based on the last sale price in the New York Stock Exchange for such stock on March 13, 2001.

     The number of shares of the Registrant's Common Stock outstanding was 24,858,547 as of March 13, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated into Part I and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at December 31, 2000, owned interests in 60 hotels with 8,689 rooms located in 24 states (collectively the "Hotels"). RFS owns a 90.6% interest in RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

     In 2000, the Company received 44% of its lease revenue from full service hotels, 29% from extended stay hotels and 27% from limited service hotels. The Company received 66% of its lease revenue in five states (California (37%), Florida (9%), Michigan (7%), Texas (7%) and Illinois (6%).

     The following summarizes additional information for the 60 hotels owned at December 31, 2000:

                                                                                     2000
FRANCHISE AFFILIATION                       HOTEL PROPERTIES    ROOMS/SUITES    LEASE REVENUE
---------------------                       ----------------    ------------    --------------
                                                                                (IN THOUSANDS)
Full Service hotels:
  Sheraton................................          4                864           $ 14,027
  Holiday Inn.............................          5                953              9,291
  Independent.............................          2                331              8,759
  Sheraton Four Points....................          2                412              5,289
  Hilton..................................          1                234              4,106
  Doubletree..............................          1                222              3,925
                                                   --              -----           --------
                                                   15              3,016             45,397
                                                   --              -----           --------
Extended Stay hotels:
  Residence Inn by Marriott...............         14              1,851             26,554
  TownePlace Suites by Marriott...........          3                285              2,692
  Homewood Suites by Hilton...............          1                 83                794
                                                   --              -----           --------
                                                   18              2,219             30,040
                                                   --              -----           --------
Limited Service hotels:
  Hampton Inn.............................         18              2,243             17,380
  Holiday Inn Express.....................          5                637              6,767
  Comfort Inn.............................          3                472              2,696
  Courtyard by Marriott...................          1                102              1,289
                                                   --              -----           --------
                                                   27              3,454             28,132
                                                   --              -----           --------
          Total...........................         60              8,689           $103,569
                                                   ==              =====           ========

     The following summarizes the number of hotels owned for the periods presented:

                                                              2000    1999    1998
                                                              ----    ----    ----
Hotels owned at beginning of years..........................   62      60      60
  Acquisitions and developed hotels placed into service.....            2       6
  Sales of hotels...........................................   (2)             (6)
                                                               --      --      --
  Hotels owned at end of years..............................   60      62      60
                                                               --      --      --

     At December 31, 2000, the Company leased fifty hotels to wholly-owned subsidiaries of Hilton Hotels Corporation ("Hilton"), six hotels to three other lessees and four hotels were not leased. At December 31, 2000 fifty hotels were managed by wholly-owned subsidiaries of Hilton and ten hotels are managed by five other third-party management companies.

TERMINATION OF LEASES AND RELATED AGREEMENTS WITH HILTON

     Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company effectively terminated its operating leases, management contracts and related ancillary agreements with Hilton for approximately $60 million in cash. This payment to Hilton represents the cancellation of executory contracts that extended through 2012 and substantially all of the termination payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from hotels, which previously accrued to Hilton under these contracts and gives the Company
(i) more control over the daily operations of its hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that, the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

     Simultaneous with the termination of the leases and related agreements, the TRS Lessees entered into new management contracts with Flagstone Hospitality Management ("Flagstone"). Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. Effective January 1, 2001, Flagstone manages 53 of the Company's 60 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels were operated under long term leases with third parties on January 1, 2001.

     In connection with the termination of the leases and related agreements, the Company purchased 973,684 shares of the Company's Series A Preferred Stock owned by Hilton for $13.0 million. The Company included approximately $5 million in net income available to common shareholders on January 1, 2001, representing the difference between the Company's purchase price and approximately $18 million of proceeds from the original sale of the Series A Preferred Stock.

     The aggregate $73 million of payments to Hilton were financed by the sale of two hotels in 2000 for proceeds of approximately $25 million, proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million (before fees and expenses) and borrowings under the Company's line of credit of $23 million. At January 1, 2001, the Company has $38.2 million of capacity under its Line of Credit and a debt to trailing twelve month EBITDA ratio of 3.6.

GROWTH STRATEGIES

     The Company's business objectives are to increase funds from operations and enhance shareholder value primarily through (i) aggressive asset management and the strategic investment of capital in its diversified hotel portfolio, (ii) selectively acquiring hotels that have been under performing due to the lack of sufficient capital improvements, poor management or franchise affiliation, and
(iii) selectively disposing of hotels that have reached their earnings potential or may in management's judgment, suffer adverse changes in their local market, require inordinately large capital outlays, or are not a core holding suitable for long-term ownership.

     A part of the Company's asset management program is the licensing of all but two of its Hotels under nationally franchised brands. The Company believes that franchised properties generally have higher levels of occupancy and average daily rate ("ADR") than properties that are not franchised due to access to national reservation systems and advertising and marketing programs provided by franchisors. For the year ended December 31, 2000, the Company derived 89% of its lease revenue from the four largest hotel franchise companies, Marriott International (29%), Hilton (25%), Starwood Hotels and Resorts (19%) and Bass Hotels and Resorts (16%).

     During 2000, the Company spent $32.6 million on capital improvements to its hotels. The Company expects to spend approximately $25 million on capital improvements to its Hotels in 2001.

     Since year end 1997, the Company has sold eight primarily limited service hotels for proceeds of approximately $50 million. As a result, the Company has lowered its percentage of lease revenue received from limited service hotels from 43% at the end of 1996 to 27% at the end of 2000.

     The Company did not purchase any hotels in 2000 but is looking for strategic hotel acquisitions and additional ventures in hotel related business in 2001 that will compliment our business objectives to increase funds from operations and enhance shareholder value.

     The Company realized an unleveraged pro forma funds from operations return on investment for 2000 of 13.4%. Based on the Company's approximate 38% leverage and average borrowing costs of 7.8%, the Company realized a leveraged pro forma return on investment of 16.8%.

FINANCING

     The Company believes that there is a competitive advantage in maintaining a conservative capital structure and limiting the use of leverage. The Company's Board of Directors has adopted a policy of limiting the amount of debt the Company will incur to an amount not in excess of 45% of the Company's investment in hotel properties at cost. The Board of Directors may change the debt policy at any time without shareholder approval.

     At December 31, 2000, the Company has relatively low leverage as evidenced by the following credit statistics:

     - Trailing twelve month interest coverage ratio of 3.9x

     - Total debt to EBITDA of 3.1x

     - Weighted average maturity of fixed rate debt of 8.4 years

     - Fixed interest rate debt equal to 96% of total debt

     - Debt equal to 38% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

     The Company increased the availability under its Line of Credit from $100 million to $140 million during the year. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 8.5% at December 31, 2000. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides an acceptable substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was not aware of any failure to comply with these covenants at December 31, 2000.

     On August 9, 2000, the Company completed a $52.2 million long-term financing; the financing is collateralized by a lien on eight of the Company's hotel properties, carries a fixed interest rate of 8.0%, has a 25-year amortization and matures in 10 years. The financing allowed the Company to (a) extend its debt maturities over a longer term and (b) increase the percentage of fixed interest rate debt. The proceeds were utilized to reduce borrowings outstanding under the Company's Line of Credit.

     On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million maturing in July 2003. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to increases in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Under the interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 6.80% at December 31, 2000 and pays a fixed rate of 6.535%.

     The Company's other borrowings are nonrecourse to the Company and contain provisions allowing, subject to certain conditions, for the substitution of collateral after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

     On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million before fees and expenses. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. Beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying amounts in excess of the original share price. The shares are mandatorily redeemable by the holders at varying amounts over the original share price, depending on when the shares are redeemed, upon a change of control, dissolution or winding up of the Company or on the Company's failure to qualify as a REIT.

     The Company believes that it maintains a conservative dividend policy. Based on 2000 results the Company's dividend payout ratio was 65% (dividends divided by funds from operations) and the dividend coverage ratio was 1.5x (funds from operations divided by dividends).

COMPETITION

     Substantially all of the Hotels are located in developed areas that include other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and RevPar of the Hotels. New, competing hotels may be opened in the Company's markets, which could materially and adversely affect hotel operations.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly operating profits.

EMPLOYEES

     At December 31, 2000, the Company had a total of 28 employees. Robert M. Solmson, (age 53), Chairman of the Board and Chief Executive Officer, Randy L. Churchey, (age 40), President and Chief Operating Officer, Kevin M. Luebbers, (age 34), Executive Vice President and Chief Financial Officer, and Craig Hofer (age 41), President of Centrafuse, Inc. each have employment agreements with the Company. Information with respect to these employment agreements is incorporated by reference to the Company's Proxy Statement.

TAX STATUS

     The Company has operated and intends to continue to operate so as to qualify as a REIT under the federal income tax laws. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that owns hotel properties. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.

     New regulations, administrative interpretations or court decisions could adversely affect the Company's qualification as a REIT or the federal income tax consequences of such qualification. If RFS were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to shareholders in computing our taxable income. It also would be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

     Under the RMA which became effective January 1, 2001, the Company is permitted to lease its hotels to the TRS Lessees. In addition, a taxable REIT subsidiary ("TRS") is allowed to perform "non-customary" services for hotel guests and is allowed to enter into many new businesses. However, TRS Lessees are not allowed to franchise or manage hotels. The TRS is allowed to enter into management contracts for our hotels, with independent third party management companies. The use of TRS's, however, is subject to restrictions, including the following:

     - No more than 20% of the REIT's assets may consist of securities of TRSs.

     - The tax deductibility of interest paid or accrued by a TRS to its affiliated REIT would be limited, and

     - A 100% excise tax would be imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report and in any other documents filed by the Company with the Securities and Exchange Commission that could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

ENVIRONMENTAL RISKS

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at the property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Thus, if such liability were to arise in connection with the ownership and operation of the Hotels, the Company, the lessees and the managers, as the case may be, could be potentially liable for such costs.

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

     The Phase I ESA for the Hampton Inn -- Airport in Indianapolis, indicated that the Indianapolis Hotel disposes of approximately 10% of its solid waste at a facility that is a state Superfund site. Such a site may be subject to investigation and remediation under the federal and state Superfund laws, and persons that sent hazardous substances to the site may be jointly and severally liable for the costs of the work. The Phase I ESA report states that solid waste from the Indianapolis Hotel was disposed into a domestic waste cell of the facility. A state official informed the engineering firm conducting the Phase I ESA that this domestic waste cell is segregated by a containment structure and is adjacent to, but not part of, the Superfund site. The Phase I audit did not indicate that the Indianapolis Hotel has arranged for the disposal of any hazardous substances at this facility. If the Indianapolis Hotel in fact arranged for such disposal, however, it could be found liable for at least a part of any response costs.

     Except as noted specifically above, the Phase I ESA reports have not revealed an environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of such liability or compliance concerns. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or compliance concerns or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

POTENTIAL TAX RISKS

     Prior to January 1, 2001, in order to qualify as a REIT, each year the Company has been required to pay out to its stockholders at least 95% of its taxable income (other than any net capital gain). Effective January 1, 2001, the Company must pay out at least 90% of its taxable income to maintain its REIT qualification. In addition, the Company would be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year were less than the minimum amount specified under federal tax laws. The Company has paid out and intends to continue to pay out its income to its stockholders in a manner intended to satisfy the REIT requirements for distributions of taxable income and to avoid the 4% tax. In doing so, the Company may be required to borrow money or sell assets to pay out enough of its taxable income to satisfy the distributions test and to avoid the 4% tax in a particular year.

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

ITEM 2.  PROPERTIES

The following sets forth information regarding the Hotels in which the Company had an ownership interest at December 31, 2000:

                                                  FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------
                                           DATE      NUMBER       ROOM       LEASE
                                          OPENED    OF ROOMS    REVENUE     REVENUE     REVPAR
                                          ------    --------    --------    --------    -------
                                                             (IN THOUSANDS)
FULL SERVICE
BEVERLY HERITAGE
  Milpitas, CA(1).......................   1988        237      $  9,316    $  6,073    $108.01
DOUBLETREE
  San Diego, CA(1)......................   1990        222         7,532       3,925      93.44
HOLIDAY INN
  Columbia, SC(1).......................   1969        175         3,110       1,090      48.55
  Crystal Lake, IL(1)...................   1988        196         5,425       2,839      75.63
  Flint, MI(1)..........................   1990        171         4,883       2,672      78.03
  Lafayette, LA(1)......................   1983        242         3,992       1,544      45.07
  Louisville, KY(1).....................   1970        169         2,830       1,146      45.75
HOTEL REX
  San Francisco, CA(3)..................   1912         94         4,834       2,686     140.52
HILTON
  San Francisco, CA(2)..................   1976        234         9,945       4,106     116.12
SHERATON FOUR POINTS
  Bakersfield, CA(1)....................   1983        198         3,799       1,338      52.49
  Pleasanton, CA(1).....................   1985        214         6,835       3,951      87.26

                                                  FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------
                                           DATE      NUMBER       ROOM       LEASE
                                          OPENED    OF ROOMS    REVENUE     REVENUE     REVPAR
                                          ------    --------    --------    --------    -------
                                                             (IN THOUSANDS)
SHERATON
  Birmingham, AL(3).....................   1984        205         3,511         942      46.80
  Clayton, MO(1)........................   1965        257         6,428       2,623      68.71
  Milpitas, CA(1).......................   1988        229        10,064       5,724     120.08
  Sunnyvale, CA(1)......................   1980        173         8,412       4,738     132.86
                                                     -----      --------    --------
                                                     3,016        90,917      45,397      82.49
                                                     -----      --------    --------
EXTENDED STAY
HOMEWOOD SUITES BY HILTON
  Chandler, AZ(3).......................   1998         83      $  1,948    $    794    $ 64.13
RESIDENCE INN BY MARRIOTT
  Ann Arbor, MI(1)......................   1985        114         3,270       1,659      78.36
  Atlanta, GA(1)........................   1987        128         3,190       1,446      68.09
  Charlotte, NC(1)......................   1984        116         3,007       1,479      70.84
  Fishkill, NY(1).......................   1988        136         5,227       2,635     105.02
  Ft. Worth, TX(1)......................   1983        120         3,492       1,676      79.52
  Jacksonville, FL......................   1997        120         3,069       1,421      69.87
  Kansas City, MO(1)....................   1987         96         2,442         924      69.50
  Orlando, FL(1)........................   1984        176         5,618       2,631      87.21
  Sacramento, CA(1).....................   1987        176         5,425       2,822      84.22
  Torrance, CA(1).......................   1984        247         8,354       4,196      92.41
  Tyler, TX(1)..........................   1985        128         2,720       1,023      58.06
  Warwick, RI(1)........................   1989         96         3,700       1,747     105.30
  West Palm Beach, FL...................   1998         78         2,259       1,116      79.17
  Wilmington, DE(1).....................   1989        120         3,662       1,779      83.38
TOWNEPLACE SUITES BY MARRIOTT
  Fort Worth, TX(3).....................   1998         95         1,324         588      38.07
  Miami West, FL........................   1999         95         2,041       1,198      58.69
  Miami Lakes, FL.......................   1999         95         1,625         907      46.73
                                                     -----      --------    --------
                                                     2,219        62,372      30,040      76.80
                                                     -----      --------    --------
LIMITED SERVICE
COMFORT INN
  Farmington Hills, MI(1)...............   1987        135      $  2,204    $  1,131    $ 44.61
  Ft. Mill, SC(1).......................   1987        153         1,613         573      28.54
  Marietta, GA(1).......................   1989        184         2,412         992      35.82
COURTYARD
  Flint, MI(1)..........................   1996        102         2,500       1,289      66.98
HAMPTON INN
  Bloomington, MN(1)....................   1994        135         2,895       1,451      58.59
  Chandler, AZ(1).......................   1997        101         1,738         829      47.02
  Denver, CO(1).........................   1985        138         1,738         569      34.41
  Ft. Lauderdale, FL(1).................   1986        122         2,413         979      54.04
  Hattiesburg, MS(1)....................   1988        154         2,022         940      35.88
  Houston, TX(1)........................   1996        119         2,074         918      47.61
  Indianapolis, IN(1)...................   1994        131         2,694       1,431      56.20

                                                  FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------
                                           DATE      NUMBER       ROOM       LEASE
                                          OPENED    OF ROOMS    REVENUE     REVENUE     REVPAR
                                          ------    --------    --------    --------    -------
                                                             (IN THOUSANDS)
  Jacksonville, FL......................   1998        118         2,536       1,235      58.73
  Lakewood, CO(1).......................   1987        150         2,087         804      38.01
  Laredo, TX(1).........................   1995        119         2,721       1,333      62.12
  Lincoln, NE(1)........................   1983        111         1,900         897      46.77
  Memphis, TN(1)........................   1992        120         1,713         666      39.01
  Minnetonka, MN(1).....................   1990        127         2,186       1,131      47.03
  Oklahoma City, OK(1)..................   1986        134         2,019         808      41.17
  Omaha, NE(1)..........................   1985        129         2,058         979      43.58
  Plano, TX(1)..........................   1996        131         2,043         909      42.60
  Sedona, AZ(1).........................   1997         56         1,283         571      62.58
  Tulsa, OK(1)..........................   1986        148         2,138         928      39.47
HOLIDAY INN EXPRESS
  Arlington Heights, IL(1)..............   1989        125         2,659       1,461      58.11
  Austin, TX(1).........................   1992        125         2,359       1,117      51.56
  Bloomington, MN(1)....................   1987        142         3,369       1,656      64.83
  Downers Grove, IL(1)..................   1984        123         2,504       1,303      55.63
  Wauwatosa, WI(1)......................   1984        122         2,340       1,230      52.41
                                                     -----      --------    --------
                                                     3,454        60,218      28,132      47.61
                                                     -----      --------    --------    -------
          Total/Average.................             8,389      $213,507    $103,569    $ 67.16
                                                     =====      ========    ========    =======

---------------
(1) Leased to wholly-owned subsidiaries of Hilton through December 31, 2000. Leased to TRS Lessees effective January 1, 2001.

(2) The Ramada Plaza hotel was converted to a Hilton full service hotel in the second quarter of 2000.

(3) Lease revenue represents net operating income from this non-leased hotel. These hotels were leased to the TRS Lessees effective January 1, 2001.

     Through December 31, 2000, fifty-five of the Company's hotels were leased to subsidiaries of Hilton. On January 1, 2001, these leases and related ancillary agreements with Hilton were effectively terminated.

     Under the RMA that became effective January 1, 2001, the Company is permitted to lease its hotels to the TRS Lessees, provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company effectively terminated its operating leases, management contracts and related ancillary agreements with Hilton for approximately $60 million in cash. This payment to Hilton represents the cancellation of executory contracts that extended through 2012 and substantially all of the termination payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these leases and gives the Company i) more control over the daily operations of its hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that, the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

     Simultaneous with the termination of the leases and related agreements, on January 1, 2001, the TRS Lessees entered into new management contracts with Flagstone. Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management, of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. Effective January 1, 2001, Flagstone manages 53 of the Company's 60 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels were operated under long term leases with third parties on January 1, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     Except as explained in the following paragraph, the Company currently is not involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

     On December 26, 2000, Frimco Associates, Inc. ("Frimco") and Inn Alpha, Inc. ("Inn Alpha") filed a lawsuit in the Supreme Court of the State of New York, County of Dutchess, against certain subsidiaries of the Company and RFS, Inc., a former lessee of certain of the Company's hotels. The lawsuit was removed to the United States District Court for the Southern District of New York on January 5, 2001. Prior to January 1, 2001, Frimco and Inn Alpha managed three of the Company's hotels pursuant to management agreements with RFS, Inc., the Company's former lessee. These management agreements were terminated in connection with the termination of the leases for these three hotels effective January 1, 2001. Frimco and Inn Alpha are seeking declaratory and injunctive relief, compensatory damages of not less than $12 million, as well as punitive damages. Pursuant to agreements related to the termination of the leases between the Company's subsidiaries and RFS, Inc., the Company has agreed to indemnify and defend RFS, Inc. against Frimco's and Inn Alpha's claims. The Company believes these claims are without merit and intends to defend these claims vigorously. The Company has filed a Motion to Dismiss the plaintiffs' claims. The Court has scheduled the case for trial in July, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RFS". The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such exchange and the dividends declared per share:

                                                      STOCK PRICE
                                                    ----------------    DIVIDEND DECLARED
                                                     HIGH      LOW          PER SHARE
                                                    ------    ------    -----------------
2000
First Quarter.....................................  $11.94    $10.25         $0.385
Second Quarter....................................   12.38      9.81          0.385
Third Quarter.....................................   13.63     12.00          0.385
Fourth Quarter....................................   13.38     11.63          0.385
1999
First Quarter.....................................  $13.13    $10.44         $0.385
Second Quarter....................................   14.50     11.31          0.385
Third Quarter.....................................   12.63     10.88          0.385
Fourth Quarter....................................   12.19     10.13          0.385

(b) Holders

     The number of holders of record of shares of Common Stock was 24,858,547 as of March 13, 2001.

(c) Distributions

     The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock each quarter since its inception.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated lives used to compute depreciation. Distributions made in 2000, 1999 and 1998 were considered 100% ordinary income for federal income tax purposes except for the distribution made on November 15, 2000 which was characterized as 75.4% ordinary income, 1.4% return of capital, 1.1% capital gain, and 22.1% Sec. 1250 Recapture.

     The Company currently anticipates that it will maintain at least the current dividend rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected historical financial data for the Company that has been derived from the financial statements of the Company and the notes thereto. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

                            SELECTED FINANCIAL DATA

                                       2000        1999        1998        1997         1996
                                     --------    --------    --------    ---------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Total revenue......................  $107,359    $ 99,662    $ 96,927    $  83,069    $ 61,986
Net income.........................    30,790      34,990      34,068       34,232      34,587
Net income applicable to common
  shareholders.....................    29,378      33,578      32,656       32,820      33,392
Diluted earnings per share.........      1.20        1.34        1.31         1.34        1.37
BALANCE SHEET DATA:
Total assets.......................   673,467     687,242     683,991      617,128     499,129
Total debt.........................   277,431     282,278     272,799      208,909     133,064
Shareholders' equity...............  348,454..    361,283     366,937      362,070     357,482
CASH FLOWS DATA:
Cash provided by operating
  activities.......................    64,497      66,837      55,092       58,590      46,448
Cash used by investing
  activities.......................   (10,843)    (26,580)    (65,932)    (140,751)    (74,518)
Cash provided (used) by financing
  activities.......................   (55,886)    (36,358)      8,723       28,357      83,325
OTHER DATA (UNAUDITED):
Funds from operations..............    64,170      63,010      63,030       55,263      45,723
FFO per share......................      2.37        2.29        2.31         2.05        1.85
EBITDA.............................    90,308      86,116      82,756       70,033      51,280
Ratio of EBITDA to interest
  expense..........................       3.9         4.4         4.9          6.1        16.0
Ratio of Debt to EBITDA............       3.1         3.3         3.4          3.0         2.6
Dividends paid per share...........      1.54        1.54        1.51        1.455        1.39

                        QUARTERLY RESULTS OF OPERATIONS

                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          -------    -------    -------    -------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000:(1)
  OPERATING DATA:
  Total revenue(2)......................  $11,398    $14,502    $38,771    $42,685    $107,359
  Net income (loss).....................   (5,246)    (6,108)    19,088     23,056      30,790
  Net income (loss) applicable to common
     shareholders.......................   (5,594)    (6,459)    18,733     22,698      29,378
  Diluted earnings (loss) per share.....    (0.23)     (0.26)      0.75       0.94        1.20
  OTHER DATA:
  Funds from operations.................   14,183     17,504     18,999     13,484      64,170
  FFO per share.........................     0.52       0.65       0.70       0.50        2.37
  Dividends paid per share..............    0.385      0.385      0.385      0.385        1.54
1999:
  OPERATING DATA:
  Total revenue(2)......................  $23,726    $26,238    $27,764    $21,934    $ 99,662
  Net income............................  8,424..     10,774     10,216      5,576      34,990
  Net income applicable to common
     shareholders.......................    8,076     10,422      9,860      5,220      33,578
  Diluted earnings per share............     0.32       0.41       0.39       0.21        1.34
  OTHER DATA:
  Funds from operations.................   14,782     17,227     18,659     12,342      63,010
  FFO per share.........................     0.54       0.62       0.68       0.45        2.29
  Dividends paid per share..............    0.385      0.385      0.385      0.385        1.54
1998:
  OPERATING DATA:
  Total revenue.........................  $22,109    $25,753    $27,336    $21,729    $ 96,927
  Net income............................    8,825     11,492      9,452      4,299      34,068
  Net income applicable to common
     shareholders.......................    8,477     11,140      9,096      3,943      32,656
  Diluted earnings per share............     0.35       0.44       0.37       0.16        1.31
  OTHER DATA:
  Funds from operations.................   13,808     17,466     18,258     13,498      63,030
  FFO per share.........................     0.51       0.64       0.67       0.49        2.31
  Dividends paid per share..............    0.375      0.375      0.375      0.385        1.51

---------------
(1) Under the RMA, which became effective January 1, 2001, only five of the Company's hotels are operated under long-term leases with third parties. Staff accounting bulletin ("SAB 101") As such, there will be little comparability between the interim financial results for 2001 and 2000.

(2) Deferred revenue is recorded in 2000 in accordance with SAB 101 which requires deferral of certain revenue until the third and fourth quarters. The quarterly information for 1999 and 1998 is presented without regard to the application of SAB 101. SAB 101 has no effect on rent payments under the Company's leases or the Company's cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

  General

     At December 31, 2000, the Company owned interests in 60 Hotels with 8,689 rooms located in 24 states and a 90.6% interest in the Operating Partnership.

     In 2000, the Company received 44% of its lease revenue from full service hotels, 29% from extended stay hotels and 27% from limited service hotels. The Company received 66% of its lease revenue in five states: California (37%), Florida (9%), Michigan (7%), Texas (7%) and Illinois (6%).

     The following summarizes additional information for the 60 hotels owned at December 31, 2000:

                                                   HOTEL                            2000
FRANCHISE AFFILIATION                            PROPERTIES    ROOMS/SUITES    LEASE REVENUE
---------------------                            ----------    ------------    --------------
                                                                               (IN THOUSANDS)
Full Service hotels:
  Sheraton.....................................       4             864           $ 14,027
  Holiday Inn..................................       5             953              9,291
  Independent..................................       2             331              8,759
  Sheraton Four Points.........................       2             412              5,289
  Hilton.......................................       1             234              4,106
  Doubletree...................................       1             222              3,925
                                                     --           -----           --------
                                                     15           3,016             45,397
                                                     --           -----           --------
Extended Stay hotels:
  Residence Inn by Marriott....................      14           1,851             26,554
  TownePlace Suites by Marriott................       3             285              2,692
  Homewood Suites by Hilton....................       1              83                794
                                                     --           -----           --------
                                                     18           2,219             30,040
                                                     --           -----           --------
Limited Service hotels:
  Hampton Inn..................................      18           2,243             17,380
  Holiday Inn Express..........................       5             637              6,767
  Comfort Inn..................................       3             472              2,696
  Courtyard by Marriott........................       1             102              1,289
                                                     --           -----           --------
                                                     27           3,454             28,132
                                                     --           -----           --------
Total..........................................      60           8,689           $103,569
                                                     ==           =====           ========

     The following summarizes the number of hotels owned for the periods presented:

                                                              2000    1999    1998
                                                              ----    ----    ----
Hotels owned at beginning of years..........................   62      60      60
Acquisitions and developed hotels placed into service.......            2       6
Sales of hotels.............................................   (2)             (6)
                                                               --      --      --
Hotels owned at end of years................................   60      62      60
                                                               --      --      --

     At December 31, 2000, the Company leased fifty hotels to wholly-owned subsidiaries of Hilton, six hotels to three other lessees and four hotels were not leased but were managed by third parties pursuant to management agreements. At December 31, 2000 fifty hotels were managed by wholly-owned subsidiaries of Hilton and ten hotels are managed by five other third-party management companies.

TERMINATION OF LEASES AND RELATED AGREEMENTS WITH HILTON

     Under the RMA that became effective January 1, 2001, the Company is permitted to lease its hotels to the TRS Lessees, provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company effectively terminated its operating leases, management contracts and related ancillary agreements with Hilton for approximately $60 million in cash. This payment to Hilton represents the cancellation of executory contracts that extended through 2012 and substantially all of the terminations payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these leases and gives the Company (i) more control over the daily operations of its hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that, the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination

     Simultaneous with the termination of the leases and related agreements, on January 1, 2001, the TRS Lessees entered into new management contracts with Flagstone. Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management, of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. Effective January 1, 2001, Flagstone manages 53 of the Company's 60 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels revenue operated under long term leases with third parties on January 1, 2001.

     In connection with the termination of the leases and related agreements, the Company purchased 973,684 shares of the Company's Series A Preferred Stock owned by Hilton for $13.0 million. The Company included approximately $5 million in net income available to common shareholders on January 1, 2001, representing the difference between the Company's purchase price and approximately $18 million of proceeds from the original sale of the Series A Preferred Stock. The Series A Preferred Stock has been retired.

     The aggregate $73 million of payments to Hilton were financed by proceeds from the sale of two hotels in 2000 of approximately ($25 million), proceeds from the sale of $25 million non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million (prior to fees & expenses) and borrowings under the Company's line of credit of $23 million. At January 1, 2001, the Company has $38.2 million of capacity under its Line of Credit, and a debt to trailing twelve month EBITDA ratio of 3.6.

RESULTS OF OPERATIONS

  Comparison of the Years Ended December 31, 2000 and 1999.

     Revenues

     Lease revenue increased 7.7% in 2000 over 1999 due primarily to an increase in revenue per available room ("RevPar") at the 55 comparable hotels of 5.5% and lease revenue associated with a 40-room addition to the Beverly Heritage hotel in Milpitas, California completed in November 1999. At December 31, 2000, the Company owned interests in 60 hotels with 8,689 rooms located in 24 states.

     The following shows hotel operating statistics for the 55 comparable hotels for the year ended December 31, 2000. Excluded are three hotels opened in 1999, and two hotels that underwent renovations in

1999 and 2000 (Ramada Plaza in the Fisherman's Wharf district of San Francisco, California converted to a Hilton full service hotel in the second quarter 2000 and the Sheraton Hotel in Birmingham, Alabama):

                   55 COMPARABLE HOTELS OPERATING STATISTICS

                                    LEASE REVENUE                ADR              OCCUPANCY           REVPAR
                              -------------------------   ------------------   ---------------   -----------------
                                               VARIANCE             VARIANCE          VARIANCE            VARIANCE
HOTEL TYPE                         2000        VS. 1999    2000     VS. 1999   2000   VS. 1999    2000    VS. 1999
----------                    --------------   --------   -------   --------   ----   --------   ------   --------
                              (IN THOUSANDS)
Full Service................     $40,349         15.1%    $110.75     7.3%     74.3%  2.0 pts    $82.28     10.3%
Extended Stay...............      27,347          4.9%    $ 98.49     2.7%     82.3%  1.0 pts    $81.07      4.0%
Limited Service.............      28,132          0.9%    $ 69.55     0.9%     68.4%  0.0 pts    $47.61      1.0%
                                 -------
         Total..............     $95,828          7.6%    $ 90.82     4.2%     73.7%  0.9 pts    $66.93      5.5%
                                 =======

     Increases in RevPar for all market segments in 2000 exceeded those of 1999 with the full service hotels leading the way. The full service hotels produced a RevPar increase of 10.3% in 2000 versus 3.8% in 1999. This 10.3% RevPar increase was achieved through a 2.0 point increase in occupancy and a 7.3% increase in ADR. The following four full service hotels, located in Silicon Valley, had RevPar increases averaging 14.8% in 2000:

                                                                              INCREASE
HOTEL                                                          LOCATION       IN REVPAR
-----                                                       --------------    ---------
173-room Sheraton.........................................  Sunnyvale, CA       18.2%
214-room Four Points......................................  Pleasanton, CA      17.5%
229-room Sheraton.........................................  Milpitas, CA        14.7%
214-room Beverly Heritage.................................  Milpitas, CA         8.8%

     The Sunnyvale hotel was renovated and converted from a Sheraton Four Points hotel in December 1998. Since conversion, the hotel has posted strong results with occupancy increasing 6.7 points to 81.7% and ADR increasing 8.5% to $162.64.

     The Sheraton Four Points hotel in Pleasanton has rebounded from the loss of a major account in 1999 with occupancy increasing 7.2 points to 76.2% and ADR increasing 6.4% to $114.52.

     The Beverly Heritage hotel's RevPar is attributable to an increase in occupancy of 1.5 points to 76.1% in spite of a 40-room addition in November 1999 combined with an increase in ADR of 6.6% to $141.89

     In addition to the Silicon Valley full service hotels, the following two hotels benefited from recent renovations and/or re-brandings:

     The Hilton San Francisco Fisherman's Wharf, which was converted from a Ramada Plaza hotel in April 2000 after an $11 million dollar renovation, operated at occupancy of 75.4% and ADR of $178.24 in the fourth quarter of 2000.

     The 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, produced a RevPar gain of 16.1% in 2000. The Sheraton Clayton was converted from a Holiday Inn hotel in August 1999. For the year, occupancy increased 6.4 points to 68.5% and ADR increased 5.3% to $100.38.

     Other full service hotels include the 94-room Hotel Rex in San Francisco Union Square that produced a RevPar increase of 17.4% in 2000 driven by an occupancy increase of 3.7 points to 80.0% and an ADR increase of 11.9% to $175.58. The five Holiday Inn hotels, which have an average of 190 rooms per hotel, produced an increase in RevPar of 1.1% in 2000. The Holiday Inn at Crystal Lake, IL (a suburb of Chicago) had been hit by enormous supply increases over the last 18 months as over 400 primarily limited service rooms have opened in the hotels primary and secondary market area. Group business at this hotel remains strong but transient business has been reduced in that market. In the first quarter 2001, the Company plans to spend approximately $1.6 million renovating the hotel to better compete with this new supply. The rest of the Holiday Inn hotels are primarily located in competitive secondary markets that do not allow us the opportunity to aggressively increase rate or occupancy.

     The extended stay hotels experienced an increase in RevPar of 4.0% in 2000. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott which produced an increase in RevPar of 3.8%, occupancy of 0.7 points to 82.7% and ADR of 2.9% to $98.89.

     The limited service hotels experienced an increase in RevPar of 1.0% in 2000 versus a decrease of 1.9% in 1999. Nineteen of the twenty-seven limited service hotels are Hampton Inns which produced increased RevPar of 1.7% through an increase in occupancy of 1.3 points.

  Expenses

     As a percentage of total revenue, expenses, before the loss on sale of hotel properties and franchise termination fees increased to 67% in 2000 from 63% in 1999.

     Taxes and insurance expense represented 10% of lease revenues for 2000 and 1999. The decrease in real estate taxes from the sale of two hotels in the fourth quarter was offset by increases in the taxing authorities' reassessments on renovations at some of our properties.

     Depreciation increased 12.3% due to increases in depreciable assets related to two hotels opened in 1999 and substantial renovations at the Hilton San Francisco Fisherman's Wharf and the Sheraton Birmingham hotel.

     General and administrative expenses increased $2.6 million in 2000 to 5.9% of lease revenues in 2000 from 3.7% in 1999. Increases in general and administrative expenses are due to increases in compensation from incentive bonuses and additional personnel, other expenses in response to initiatives associated with the REIT Modernization Act, and to Centrafuse (the Company's application service provider of hotel accounting solutions).

     Interest expense increased $3.4 million in 2000. This increase is due to a weighted average increase in borrowings during the year of approximately $19 million and an increase in borrowing costs due to a general increase in interest rates that impacted our variable rate debt. Borrowings increased primarily due to funding of renovation costs. At December 31, 2000, variable rate debt was 4% of total debt, a reduction from 37% a year ago. From 1998 through 2000, the Company has spent $75 million or approximately 12% of gross hotel revenues renovating, expanding, and re-branding our hotels.

     The loss on the sale of hotel properties and franchise termination fees of $4.3 million represents a reserve of $4.0 million established against notes receivable from prior years hotel sales and a loss of approximately $1.0 million on the sale of the Hampton Inn in Plano, Texas offset by gains on the sale of two hotels, the Hawthorne Suites in Atlanta, Georgia and the Hampton Inn in Warren, Michigan, aggregating approximately $0.7 million.

  Comparison of the Years Ended December 31, 1999 and 1998.

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

     The following shows hotel operating statistics for the 57 comparable hotels for the year ended December 31, 1999 (62 total owned hotels at December 31, 1999). Excluded are one hotel opened in 1998, two hotels opened in 1999, and two hotels undergoing renovations in 1999 (Ramada Plaza in the Fisherman's

Wharf district of San Francisco, California converted to a Hilton full service hotel in the second quarter 2000 and the Sheraton hotel in Birmingham, Alabama):

                   57 COMPARABLE HOTELS OPERATING STATISTICS

                                   LEASE REVENUE                ADR              OCCUPANCY            REVPAR
                             -------------------------   ------------------   ----------------   -----------------
                                              VARIANCE             VARIANCE          VARIANCE             VARIANCE
HOTEL TYPE                        1999        VS. 1998    1999     VS. 1998   1999   VS. 1998     1999    VS. 1998
----------                   --------------   --------   -------   --------   ----   ---------   ------   --------
                             (IN THOUSANDS)
Full Service...............     $35,070          4.5%    $103.24     4.8%     72.3%  (0.7) pts   $74.62      3.8%
Extended Stay..............      29,213          5.8%    $ 95.24     3.2%     79.6%  (0.8) pts   $75.81      2.2%
Limited Service............      28,967         (2.6)%   $ 68.86     2.9%     68.4%  (3.3) pts   $47.10     (1.9)%
                                -------
         Total.............     $93,250          2.6%    $ 86.99     4.0%     72.6%  (1.8) pts   $63.11      1.5%
                                =======

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

     General and administrative expenses decreased 12.7% from 1998 to 1999 due to the 1998 write-off of expenses in terminating a proposed new REIT, Lodging Trust USA, and to a decrease in compensation expense of 18.2% attributable to an overall decrease in bonuses under the Company's bonus programs for officers of the Company.

     Interest expense increased 18.2% in 1999 over 1998 due to an increase in the weighted average debt balance outstanding in 1999 of approximately $30 million and an increase in the weighted average interest rate in 1999 from 7.35% to 7.68%. Borrowings increased due to capital improvements and distributions to shareholders being in excess of cash flow from operations. Interest rates increased due to fixed rate 10-year financing of approximately $95 million obtained in November 1998 which was used to repay lower variable interest rate borrowings under the Line of Credit.

FUNDS FROM OPERATIONS AND EBITDA

     The Company considers Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be appropriate measures of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP which includes all operating results of the Company, both recurring and non-recurring), excluding gains (losses) from debt restructuring and sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

     The following details the computation of FFO (in thousands except per share amounts):

                                                         2000       1999       1998
                                                        -------    -------    -------
Net income............................................  $30,790    $34,990    $34,068
Minority interest in Operating Partnership............    3,218      3,620      3,655
Depreciation..........................................   27,198     24,210     20,906
Attempted merger expenses.............................    1,664
Loss on sale of hotel properties and franchise
  termination fees....................................    4,376      1,602      4,149
Preferred stock dividends.............................   (1,412)    (1,412)    (1,412)
                                                        -------    -------    -------
FFO...................................................  $64,170    $63,010    $63,030
                                                        =======    =======    =======
Weighted average common shares, partnerships units and
  potential dilutive shares outstanding...............   27,127     27,569     27,343
FFO per share.........................................  $  2.37    $  2.29    $  2.31

The following details the computation of EBITDA (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
FFO...................................................  $64,170    $63,010    $63,030
Interest expense......................................   23,016     19,623     16,604
Amortization..........................................    1,710      2,071      1,710
Preferred stock dividends.............................    1,412      1,412      1,412
                                                        -------    -------    -------
EBITDA................................................  $90,308    $86,116    $82,756
                                                        =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the year ended December 31, 2000, cash flow provided by operating activities was $64.5 million The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At December 31, 2000, the Company had $3.7 million of cash and cash equivalents and had borrowed $50.3 million under its $140.0 million Line of Credit.

     The following details the Company's debt outstanding at December 31, 2000 (dollar amounts in thousands):

                                                                                   COLLATERAL
                                                                           --------------------------
                                                                            # OF    NET BOOK VALUE AT
                  BALANCE    INTEREST RATE                   MATURITY      HOTELS     DEC. 31, 2000
                  --------   -------------                 -------------   ------   -----------------
Line of
  Credit........  $ 50,273   LIBOR + 200bp  Fix/Variable     July 2003      24          $200,793
Mortgage........    36,971       6.83%         Fixed        August 2008     15           144,385
Mortgage........    25,000       7.30%         Fixed       November 2011    (a )              (a)
Mortgage........    93,460       7.83%         Fixed       December 2008    10           130,001
Mortgage........    18,556       8.22%         Fixed       November 2007    1             43,907
Mortgage........     1,125       4.50%        Variable     January 2001     1             20,991
Mortgage........    52,046       8.00%         Fixed        August 2010     8             87,732
                  --------                                                              --------
                  $277.431                                                              $627,809
                  ========                                                              ========

---------------
(a) This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

     The Company increased the availability under its Line of Credit from $100 million to $140 million during the year. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 8.5% at December 31, 2000. The Line of Credit is collateralized by the Collateral Pool. The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with all covenants at December 31, 2000.

     On August 9, 2000, the Company completed a $52.2 million long-term financing; the financing is collateralized by a lien on eight of the Company's hotel properties, carries a fixed interest rate of 8.0%, has a 25-year amortization and matures in 10 years. The financing allowed the Company to (a) extend its debt maturities over a longer term and (b) increase the percentage of fixed interest rate debt. The proceeds were utilized to reduce borrowings outstanding under the Company's Line of Credit.

     On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million maturing in July 2003. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to increases in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Under the interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 6.80% at December 31, 2000 and pays a fixed rate of 6.535%.

     The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

     On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. Beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable by the holders at varying amounts over the original share price, depending on when the shares are redeemed, upon a change of control, dissolution or winding up of the Company or on the Company's failure to qualify as a REIT.

     Future scheduled principal payments of debt obligations at December 31, 2000 are as follows (in thousands):

                                                               AMOUNT
                                                              --------
2001........................................................  $  7,240
2002........................................................     6,547
2003........................................................    57,344
2004........................................................     7,547
2005........................................................     8,152
Thereafter..................................................   190,601
                                                              --------
                                                              $277,431
                                                              ========

Certain significant credit statistics at December 31, 2000 are as follows:

     - Trailing twelve month interest coverage ratio of 3.9x

     - Total debt to EBITDA of 3.1x

     - Weighted average maturity of fixed rate debt of 8.4 years

     - Fixed interest rate debt equal to 96% of total debt

     - Debt equal to 38% of investment in hotel properties, at cost (before depreciation and after capital expenditures)

     During 2000, the Company spent $32.6 on capital improvements to its hotels. The Company expects to spend approximately $25 million on capital improvements to its hotels in 2001 which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the Line of Credit.

     The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 45% of the Company's investment in hotel properties, at cost, (as defined). The Board of Directors may change the debt policy at any time without shareholder approval.

     The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Operating Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 95% of its taxable income (90% effective January 1, 2001) to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

     The Company believes that it maintains a conservative dividend policy. Based on 2000 results the Company's dividend payout ratio was 65% (dividends divided by funds from operations) and the dividend coverage ratio was 1.5x (funds from operations divided by dividends).

INFLATION

     Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

SEASONALITY

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly operating profits.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, the Company recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis in 2000 effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will not impact the Company's revenue recognition on an annual basis given that Company has only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from its lessees, and therefore on its ability to pay dividends. The Company has accounted for SAB 101 as a change in accounting principle effective January 1, 2000.

     In September 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 138 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption on January 1, 2001, the Company will record a liability of approximately $0.8 million representing the estimated value of the swap with a corresponding charge to other comprehensive income. The Company will record subsequent changes in the fair value of the swap through other comprehensive income. These instruments are designated as hedges.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain financial market risks, one being fluctuations in interest rates. The Company monitors interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

     Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our annual interest expense would have increased by approximately $237 thousand, based on balances outstanding during the year ending December 31, 2000.

     The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At December 31, 2000, the Company had outstanding total indebtedness of approximately $277.4 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 96% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.8% at December 31, 2000. On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million which effectively locked an interest rate (before the spread over LIBOR) of 6.535% through an interest rate swap agreement. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at December 31, 2000, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2000. For the interest rate swap, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at December 31, 2000. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.05% which consists of the 7-year treasury of 5.05% as December 31, 2000 plus 200 basis points.

                                                      EXPECTED PRINCIPAL CASH FLOWS
                          -------------------------------------------------------------------------------------
                                                                                                         FAIR
                                                                                                        VALUE
LIABILITIES                2001      2002      2003       2004      2005     THEREAFTER     TOTAL       TOTAL
-----------               ------    ------    -------    ------    ------    ----------    --------    --------
                                                             (IN THOUSANDS)
Long-Term Debt:
  Fixed Rate............  $7,240    $6,547    $47,044    $7,547    $8,152     $190,628     $267,158    $275,326
  Average Interest
    Rate................    7.79%     7.79%      7.79%     7.66%     7.66%        7.66%
Variable Rate...........  $1,125        --    $10,273        --        --           --     $ 11,398    $ 11,398
  Average Interest
    Rate................    8.64%       --       8.81%
Interest Rate
  Derivatives:
  Variable to Fixed:....                      $40,000                                      $ 40,000    $   (810)
  Average Receive
    Rate................    5.75%     5.56%      5.79%
  Average Pay Rate......    6.54%     6.54%      6.54%

     The table incorporates only those exposures that exist as of December 31, 2000 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INCLUDED HEREIN BEGINNING AT PAGE F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about the Directors and Executive Officers of the Company is incorporated herein by reference to the discussion under "Executive Officers of RFS" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated herein by reference to the discussion under "Executive Compensation Tables" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the discussion under "Director and Officer Stock Ownership" and "Principal Stockholders" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and related transactions is incorporated by reference to the discussion under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

(a) Financial Statements

     The following financial statements are included in this report on Form
10-K:

       Report of Independent Accountants

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Income for years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

     The following financial statement schedule and report of independent accountants on the financial statement schedule is included in this report on Form 10-K:

       Report of Independent Accountants on the Financial Statement Schedules

          Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

(b) Reports on Form 8-K

     No filings of Form 8-K were made during the last quarter of 2000.

(c) Exhibits

EXHIBIT
NUMBER    EXHIBIT
-------   -------
  3.1     Second Restated Charter of the Registrant (previously filed as Exhibit 3.1 to the Company's Current report on Form 8-K dated March 6, 1996 and incorporated herein by reference).
  3.1(a)  Articles of Amendment to the Second Amended and Restated
          Charter of RFS Hotel Investors (previously filed as Exhibit
          3.1 to the Company's current report on Form 8-K dated
          January 16, 2001 and incorporated herein by reference).
  3.2     By-Laws of the Registrant (previously filed as Exhibit 3.2 to the Company's Form S-11 Registration Statement,
          Registration No. 33-63696 and incorporated herein by
          reference).
 *3.3     Fifth Amended and Restated Agreement of Limited Partnership
          of RFS Partnership, L.P.
 10.1     Consolidated Lease Amendment (previously filed as Exhibit
          10.3 to the Company's current report on Form 8-K, dated
          February 27, 1996 and incorporated herein by reference).
 10.2     Form of Future Percentage Lease (previously filed as Exhibit
          10.4 to the Company's Current Report on Form 8-K, dated
          February 27, 1996 and incorporated herein by reference).
 10.2(a)  Schedule of terms of Percentage Leases (previously filed as
          Exhibit 10.2(a) to the Company's Form 10-K for the year
          ended December 31, 1998 and incorporated herein by
          reference).
 10.2(b)  Form of Percentage Lease with TRS Lessees (previously filed as Exhibit 10.1 to the Company's Current report on Form 8-K dated January 16, 2001 and incorporated herein by
          reference).
 10.2(c)  Form of Management Agreement with Flagstone (previously filed as Exhibit 10.2 to the Company's current report Form
          8-K dated January 16, 2001 and incorporated herein by
          reference).
 10.4     Second Amended and Restated Employment Agreement between RFS
          Managers, Inc. and Robert M. Solmson (previously filed as
          Exhibit 10.4 to the Company's Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference).
*10.4(a)  Employment Agreement between RFS Managers, Inc. and Randall
          L. Churchey dated September 27, 1999.
*10.4(b)  Employment Agreement between RFS Managers, Inc. and Kevin M.
          Luebbers dated July 1, 2000.
 10.9     Master Agreement, dated February 1, 1996 (previously filed as Exhibit 10.2 to the Company's current Report on Form 8-K dated February 27, 1996 and incorporated herein by
          reference).
 10.9(a)  First Amendment to Master agreement dated as of November 21,
          1996 (previously filed as Exhibit 10.9(a) to the Company's
          Form 10-K for the year ended December 31, 1996 and
          incorporated herein by reference).
 10.10    Indenture dated as of November 21, 1996 (previously filed as
          Exhibit 10.10 to the Company's Form 10-K for the year ended
          December 31, 1996 and incorporated herein by reference).
 10.15    Termination Agreement dated as of January 26, 2000
          (previously filed as Exhibit 10.15 to the Company's Form
          10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.16    First Amendment to the Fourth Amended and Restated Revolving
          Credit Agreement dated March 1, 2000.
*10.17    Second Amendment to the Fourth Amended and Restated
          Revolving Credit Agreement dated August 1, 2000.
*10.18    Third Amendment to the Fourth Amended and Restated Revolving
          Credit Agreement dated August 1, 2000.
*10.19    Loan Agreement dated August 9, 2000 by and between Bank of
          America, N.A. (as lender) and RFS SPE 2000, LLC (as
          borrower), a wholly-owned subsidiary of RFS Hotel Investors,
          Inc.
*10.20    Loan Agreement dated August 9, 2000 by and between Bank of
          America, N.A. (as lender) and RFS SPE 2 2000, LLC (as
          borrower), a wholly-owned subsidiary of RFS Hotel Investors,
          Inc.
*21.1     List of Subsidiaries of the Registrant
*23.1     Consent of PricewaterhouseCoopers LLP

---------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RFS HOTEL INVESTORS, INC.

                                          By:     /s/ KEVIN M. LUEBBERS
                                            ------------------------------------
                                                     Kevin M. Luebbers
                                             Executive Vice President and Chief
                                                      Financial Officer

Date: March 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                /s/ ROBERT M. SOLMSON                  Chairman of the Board, Chief     March 14, 2001
-----------------------------------------------------    Executive Officer and
                  Robert M. Solmson                      President

               /s/ RANDALL L. CHURCHEY                 President and Chief Operating    March 14, 2001
-----------------------------------------------------    Officer and Director
                 Randall L. Churchey

                /s/ KEVIN M. LUEBBERS                  Executive Vice President And     March 14, 2001
-----------------------------------------------------    Chief Financial Officer
                  Kevin M. Luebbers                      (principal financial and
                                                         accounting officer)

             /s/ H. LANCE FORSDICK, SR.                Director                         March 14, 2001
-----------------------------------------------------
               H. Lance Forsdick, Sr.

             /s/ BRUCE E. CAMPBELL, JR.                Director                         March 14, 2001
-----------------------------------------------------
               Bruce E. Campbell, Jr.

               /s/ MICHAEL E. STARNES                  Director                         March 14, 2001
-----------------------------------------------------
                 Michael E. Starnes

               /s/ JOHN W. STOKES, JR.                 Director                         March 14, 2001
-----------------------------------------------------
                 John W. Stokes, Jr.

                 /s/ R. LEE JENKINS                    Director                         March 14, 2001
-----------------------------------------------------
                   R. Lee Jenkins

               /s/ RICHARD REISS, JR.                  Director                         March 14, 2001
-----------------------------------------------------
                 Richard Reiss, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Shareholders of RFS Hotel Investors, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of RFS Hotel Investors, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                    PricewaterhouseCoopers LLP

                                    Dallas, Texas
                                    January 24, 2001, except for note 9 as to
                                      which the date is February 20, 2001

                           RFS HOTEL INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                2000          1999
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                       ASSETS
Investment in hotel properties, net.........................  $635,997      $651,988
Cash and cash equivalents...................................     3,681         5,913
Restricted cash.............................................     4,929         4,550
Due from Lessees............................................    13,041        10,801
Notes receivable, net.......................................       626         5,352
Deferred expenses, net......................................     6,814         4,458
Other assets................................................     8,379         4,180
                                                              --------      --------
          Total assets......................................  $673,467      $687,242
                                                              --------      --------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $ 12,734      $  8,063
Borrowings on Line of Credit................................    50,273        98,807
Mortgage notes payable......................................   227,158       183,471
Minority interest in Operating Partnership, 2,562 and 2,565
  units issued and outstanding at December 31, 2000 and
  December 31, 1999, respectively and other consolidated
  subsidiaries..............................................    34,848        35,618
                                                              --------      --------
          Total liabilities.................................   325,013       325,959
                                                              --------      --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares authorized,
     974 shares issued and outstanding......................        10            10
  Common Stock, $.01 par value, 100,000 shares authorized,
     25,088 and
     25,062 shares issued at December 31, 2000 and December
     31, 1999, respectively.................................       251           251
     Additional paid-in capital.............................   374,910       374,087
  Treasury stock, at cost, 576 and 167 shares at December
     31, 2000 and December 31, 1999, respectively...........    (8,100)       (3,656)
  Distributions in excess of income.........................   (18,617)       (9,409)
                                                              --------      --------
          Total shareholders' equity........................   348,454       361,283
                                                              --------      --------
          Total liabilities and shareholders' equity........  $673,467      $687,242
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                           RFS HOTEL INVESTORS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000           1999          1998
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Lease revenue.............................................   $106,574       $98,962       $96,371
  Other revenue.............................................        785           700           556
                                                               --------       -------       -------
          Total revenues....................................    107,359        99,662        96,927
                                                               --------       -------       -------
Expenses:
  Taxes and insurance.......................................     10,747         9,859         9,949
  Depreciation..............................................     27,198        24,210        20,906
  General and administrative................................      6,304         3,687         4,222
  Attempted merger expenses.................................                                  1,664
  Loss on sale of hotel properties and franchise termination
     fees...................................................      4,376         1,602         4,149
  Amortization of deferred expenses and unearned
     compensation...........................................      1,710         2,071         1,710
  Interest expense..........................................     23,016        19,623        16,604
  Minority interest in Operating Partnership and
     subsidiaries...........................................      3,218         3,620         3,655
                                                               --------       -------       -------
          Total expenses....................................     76,569        64,672        62,859
                                                               --------       -------       -------
Net income..................................................     30,790        34,990        34,068
Preferred stock dividends...................................     (1,412)       (1,412)       (1,412)
                                                               --------       -------       -------
Net income applicable to common shareholders................   $ 29,378       $33,578       $32,656
                                                               ========       =======       =======
Basic earnings per share....................................   $   1.20       $  1.34       $  1.32
Weighted average common shares outstanding..................     24,559        25,002        24,775
Diluted earnings per share..................................   $   1.20       $  1.34       $  1.31
Weighted average common shares and equivalents
  outstanding...............................................     24,580        25,002        24,864

  The accompanying notes are an integral part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       COMMON STOCK
                                                    ------------------   ADDITIONAL   DISTRIBUTIONS
                                        PREFERRED   NUMBER OF             PAID-IN     IN EXCESS OF    TREASURY
                                          STOCK      SHARES     AMOUNT    CAPITAL        INCOME        STOCK      TOTAL
                                        ---------   ---------   ------   ----------   -------------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances at December 31, 1997.........     $10       24,389      $244     $361,479      $    337                 $362,070
  Issuance of common shares, net of
     offering costs of $75............                  643         6       11,034                                 11,040
  Retirement of common shares.........                 (140)
  Purchase of treasury shares.........                                                                $(2,012)     (2,012)
  Issuance of restricted common shares
     to officers and directors........                  129         1           (1)
  Distributions on common shares,
     ($1.51 per share)................                                                   (37,431)                 (37,431)
  Distributions on preferred shares,
     ($1.45 per share)................                                                    (1,412)                  (1,412)
  Distribution on partnership
     interest.........................                                                       (30)                     (30)
  Amortization of unearned
     compensation.....................                                         644                                    644
  Net income..........................                                                    34,068                   34,068
                                           ---       ------      ----     --------      --------      -------    --------
Balances at December 31, 1998.........      10       25,021       251      373,156        (4,468)      (2,012)    366,937
  Purchase of treasury shares.........                                         205                     (1,644)     (1,439)
  Issuance of restricted common shares
     to officers and directors........                   41
  Distributions on common shares,
     ($1.54 per share)................                                                   (38,519)                 (38,519)
  Distributions on preferred shares,
     ($1.45 per share)................                                                    (1,412)                  (1,412)
  Amortization of unearned
     compensation.....................                                         726                                    726
  Net income..........................                                                    34,990                   34,990
                                           ---       ------      ----     --------      --------      -------    --------
Balances at December 31, 1999.........      10       25,062       251      374,087        (9,409)      (3,656)    361,283
  Purchase of treasury shares.........                                                                 (4,444)     (4,444)
  Issuance of common shares...........                   13                    162                                    162
  Issuance of restricted common shares
     to officers and directors........                   13
  Distributions on common shares,
     ($1.54 per share)................                                                   (38,586)                 (38,586)
  Distributions on preferred shares,
     ($1.45 per share)................                                                    (1,412)                  (1,412)
  Amortization of unearned
     compensation.....................                                         661                                    661
  Net income..........................                                                    30,790                  30, 790
                                           ---       ------      ----     --------      --------      -------    --------
Balances at December 31, 2000.........     $10       25,088      $251     $374,910      $(18,617)     $(8,100)   $348,454
                                           ===       ======      ====     ========      ========      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $ 30,790    $ 34,990    $ 34,068
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    28,908      26,281      22,616
     Minority interest in Operating Partnership and
       subsidiaries........................................     3,218       3,620       3,655
     Loss on sale of hotel properties and franchise
       termination fees....................................     4,376          79       1,441
     Attempted merger expenses.............................     1,664
     Changes in assets and liabilities:
       Due from Lessees....................................    (2,240)       (145)       (769)
       Other assets........................................    (4,199)      2,230      (6,053)
       Accounts payable and accrued expenses...............     3,644        (218)     (1,530)
                                                             --------    --------    --------
          Net cash provided by operating activities........    64,497      66,837      55,092
                                                             --------    --------    --------
Cash flows from investing activities:
  Investment in hotel properties and hotels under
     development...........................................   (32,551)    (34,066)    (78,839)
  Proceeds from sale of hotel properties...................    22,087         808      19,627
  Prepayments under purchase agreements....................                            (1,425)
  Restricted cash..........................................      (379)      6,727      (5,295)
  Cash paid for franchise agreements.......................                   (49)
                                                             --------    --------    --------
          Net cash used by investing activities............   (10,843)    (26,580)    (65,932)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................       162                  11,040
  Purchase of treasury stock...............................    (4,444)     (1,439)     (2,012)
  Proceeds from borrowings.................................    81,200      16,500      54,264
  Payments on debt.........................................   (86,047)     (7,021)     (9,543)
  Distributions to common and preferred shareholders.......   (39,972)    (39,931)    (38,873)
  Distributions to limited partners........................    (3,988)     (3,954)     (3,879)
  Redemption of shares/units...............................                   (22)        (37)
  Collections on notes receivable..........................       726          47          65
  Loan fees paid...........................................    (3,523)       (538)     (2,302)
                                                             --------    --------    --------
          Net cash provided (used) by financing
            activities.....................................   (55,886)    (36,358)      8,723
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    (2,232)      3,899      (2,117)
Cash and cash equivalents at beginning of years............     5,913       2,014       4,131
                                                             --------    --------    --------
Cash and cash equivalents at end of years..................  $  3,681    $  5,913    $  2,014
                                                             ========    ========    ========
Supplemental cash flow information:
  Cash paid for interest...................................  $ 22,970    $ 20,172    $ 16,474

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OF RFS HOTEL INVESTORS, INC.

NOTE 1.  ORGANIZATION

     RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at December 31, 2000, owned interests in 60 hotels with 8,689 rooms located in 24 states (collectively the "Hotels") and RFS owned a 90.6% interest in RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

     The following summarizes additional information for the 60 hotels owned at December 31, 2000:

                                                   HOTEL
FRANCHISE AFFILIATION                            PROPERTIES    ROOMS/SUITES    LEASE REVENUE
---------------------                            ----------    ------------    --------------
                                                                               (IN THOUSANDS)
Full Service hotels:
  Sheraton.....................................       4             864           $ 14,027
  Holiday Inn..................................       5             953              9,291
  Independent..................................       2             331              8,759
  Sheraton Four Points.........................       2             412              5,289
  Hilton.......................................       1             234              4,106
  Doubletree...................................       1             222              3,925
                                                     --           -----           --------
                                                     15           3,016             45,397
                                                     --           -----           --------
Extended Stay hotels:
  Residence Inn by Marriott....................      14           1,851             26,554
  TownePlace Suites by Marriott................       3             285              2,692
  Homewood Suites by Hilton....................       1              83                794
                                                     --           -----           --------
                                                     18           2,219             30,040
                                                     --           -----           --------
Limited Service hotels:
  Hampton Inn..................................      18           2,243             17,380
  Holiday Inn Express..........................       5             637              6,767
  Comfort Inn..................................       3             472              2,696
  Courtyard by Marriott........................       1             102              1,289
                                                     --           -----           --------
                                                     27           3,454             28,132
                                                     --           -----           --------
Total..........................................      60           8,689           $103,569
                                                     ==           =====           ========

     The following summarizes the number of hotels owned for the periods presented:

                                                              2000    1999    1998
                                                              ----    ----    ----
Hotels owned at beginning of years..........................   62      60      60
Acquisitions and developed hotels placed into service.......            2       6
Sales of hotels.............................................   (2)             (6)
                                                               --      --      --
Hotels owned at end of years................................   60      62      60
                                                               --      --      --

     At December 31, 2000, the Company leased fifty hotels to wholly-owned subsidiaries of Hilton Hotels Corporation ("Hilton"), six hotels to three other lessees and four hotels were not leased. At December 31, 2000 fifty hotels were managed by wholly-owned subsidiaries of Hilton and ten hotels are managed by five other third-party management companies.

     Under the RMA that became effective January 1, 2001, the Company is permitted to lease its hotels to TRS Lessees, provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company effectively terminated its operating leases, management

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

contracts and related ancillary agreements with Hilton for approximately $60 million in cash. This payment to Hilton represents the cancellation of executory contracts that extended through 2012 and substantially all of the terminations payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these leases and gives the Company (i) more control over the daily operations of its hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that, the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

     Simultaneous with the termination of the leases and related agreements, the TRS Lessees entered into new management contracts with Flagstone Hospitality Management ("Flagstone"). Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. Effective January 1, 2001, Flagstone manages 53 of the Company's 60 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels revenue operated under long term leases with third parties on January 1, 2001.

     In connection with the termination of the leases and related agreements, the Company purchased 973,684 shares of the Company's Series A Preferred Stock owned by Hilton for $13.0 million. The Company included approximately $5 million in net income available to common shareholders on January 1, 2001, representing the difference between the Company's purchase price and approximately $18 million of proceeds from the original sale of the Series A Preferred Stock. The Series A Preferred Stock was retired.

     The aggregate $73 million of payments to Hilton were financed by the sale of two hotels in 2000 for proceeds of approximately $25 million, proceeds from the sale on January 2, 2001 of a new issue of non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million before fees and expenses and borrowings under the Company's line of credit of $23 million.

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

     Fair Value of Financial Instruments. The Company's financial instruments include rents receivable, accounts payable, other accrued expenses, mortgage loans payable and an interest rate swap agreement. The fair values of these financial instruments other than the interest rate swap agreement are not materially different from their carrying or contract values. The fair value of the interest rate swap is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $0.8 million at December 31, 2000. The carrying values of the Company's borrowings are estimated to be below fair value by approximately $8.2 million due to changes in comparable interest rates.

     Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings and improvements and five to seven years for furniture and equipment. The Company periodically reviews the carrying value of each Hotel to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

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

     Notes Receivable. At January 1, 2000, the Company had three notes receivable from prior years' hotel sales that aggregated approximately $5.3 million. During 2000, the Company collected $0.7 million in cash and established a reserve for collection of $4.0 million. At December 31, 2000 the notes receivable balance was $2.5 million offset by a reserve for collection of the notes of approximately $1.9 million. The notes receivable bear interest at 9%, mature in November 2002 and 2005 and one of the notes is collateralized by a first mortgage on the hotel and the other note by guarantees from certain principals of the buyer.

     Deferred Expenses. Deferred expenses, consisting of initial fees paid to franchisors, loan fees and other costs incurred in issuing debt, are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements, which range from 10 to 15 years. Amortization of loan fees and other costs incurred in issuing debt are computed using the interest method over the maturity period of the related debt. Accumulated amortization of deferred expenses is $5.0 million and $3.8 million at December 31, 2000 and 1999, respectively.

     Minority Interest in Operating Partnership. Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Treasury Stock. The Board of Directors approved a stock repurchase program to buy back up to 3 million shares of common stock on the open market subject to certain market conditions and other factors. During 2000, the Company repurchased 409 thousand shares of common stock at an average price per share of $10.88 or $4.4 million, bringing the total number of shares repurchased under the program to 576 thousand.

     Revenue Recognition. In accordance with SAB 101, which was effective for fiscal years beginning after December 15, 1999, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with the provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000. The lessees are in compliance with their rental obligations under the Percentage Leases.

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

     Basic and Diluted Earnings Per Share. Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options and unvested directors and officers restricted stock grants. For the years ended December 31, 2000, 1999 and 1998, the Company's Series A Preferred Stock, if converted to common shares, would be antidilutive; accordingly, the Series A Preferred Stock is not assumed to be converted in the computation of diluted earnings per share.

     Derivatives. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded the fair value of the swap as a liability of approximately $0.8 million with a corresponding charge to other comprehensive income. The Company will record subsequent changes in the fair value of the swap through other comprehensive income. These instruments are designated as hedges.

     Distributions. The Company pays regular quarterly distributions on its common shares and Units and the current quarterly distribution is $0.385 per share or unit. Distributions made in 2000, 1999 and 1998 were considered 100% ordinary income for federal income tax purposes except for the distribution made on November 15, 2000 which was characterized as 75.4% ordinary income, 1.4% return of capital, 1.1% capital gain, and 22.1% Sec. 1250 Recapture. Additionally, the Company pays regular quarterly dividends on its Series A Preferred Stock in accordance with its dividend requirements and will pay regular quarterly dividends on its Series B Preferred Stock beginning in 2001. The Company's ability to make distributions is dependent upon receipt of its quarterly distributions from the Operating Partnership.

NOTE 3.  INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties consists of the following at December 31, 2000, and 1999, respectively (in thousands):

                                                          2000         1999
                                                        ---------    --------
Land..................................................  $  71,886    $ 75,135
Building and improvements.............................    541,847     542,931
Furniture and equipment...............................    106,554      91,445
Capital improvements program expenditures.............     19,245      24,685
                                                        ---------    --------
                                                          739,532     734,196
Accumulated depreciation..............................   (103,535)    (82,208)
                                                        ---------    --------
                                                        $635,997..   $651,988
                                                        =========    ========

Capitalized interest during 2000, 1999, and 1998 was $0.6 million, $1.1 million and $1.4 million, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

NOTE 4.  DEBT

     The following details the Company's debt outstanding at December 31, 2000 and 1999 (dollar amounts in thousands):

                                                            COLLATERAL
                                                     -------------------------
                         INTEREST                     # OF     NET BOOK VALUE
                           RATE        MATURITY      HOTELS   AT DEC. 31, 2000     2000       1999
                         --------    -------------   ------   ----------------   --------   --------
VARIABLE RATE DEBT:
  Line of Credit.......  LIBOR         July 2003       24     200,$793.....      $ 10,273   $ 98,807
                         +200bp
FIXED RATE DEBT:
  Line of Credit.......  6.54%         July 2003       (a)              (a)        40,000         --
  Mortgage.............  6.83%        August 2008      15          144,385         36,971     40,508
  Mortgage.............  7.30%       November 2011     (b)              (b)        25,000     25,000
  Mortgage.............  7.83%       December 2008     10          130,001         93,460     94,709
  Mortgage.............  8.22%       November 2007      1           43,907         18,556     18,815
  Mortgage.............  4.50%       January 2001       1           20,991          1,125      4,440
  Mortgage.............  8.00%        August 2010       8           87,732         52,046         --
                                                                  --------       --------   --------
                                                                  $627,809       $277,431   $282,279
                                                                  ========       ========   ========

---------------
(a) An interest rate swap has fixed the rate of interest on this portion of the Line of Credit and this portion is also collateralized by the twenty-four properties pledged against the variable portion of the Line.

(b) This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

     The Company increased the availability under its Line of Credit from $100 million to $140 million during the year. The increased Line of Credit matures on July 30, 2003. The interest rate remained substantially unchanged ranging from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 8.5% at December 31, 2000. The Line of Credit is collateralized by the Collateral Pool. The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was not aware of any failure to comply with these covenants at December 31, 2000.

     On November 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $40.0 million maturing in July 2003. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to increases in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Under the interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 6.80% at December 31, 2000 and pays a fixed rate of 6.535%.

     The differences to be paid or received by the Company under the terms of the Interest Rate Swap are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

     The fair value of the Interest Rate Swap is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $0.8 million at December 31, 2000.

     The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations.

     Future scheduled principal payments of debt obligations at December 31, 2000 are as follows (in thousands):

                                                               AMOUNT
                                                              --------
2001........................................................  $  7,240
2002........................................................     6,547
2003........................................................    57,344
2004........................................................     7,547
2005........................................................     8,152
Thereafter..................................................   190,601
                                                              --------
                                                              $277,431
                                                              ========

NOTE 5.  CAPITAL STOCK

     Preferred Stock. The Board of Directors is authorized to provide for the issuance of up to 5 million shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

     The Company issued to one of the lessees 973,684 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Company redeemed the Series A Preferred Stock on January 1, 2001 (See Subsequent Event footnote). The Series A Preferred Stock had an initial preference value of $19.00 per share (the "Stated Value"), a par value of $0.01, and is senior to the Company's common shares as to distributions and upon liquidation of the Company. The shares of Series A Preferred Stock were entitled to a $1.45 cumulative annual dividend per share. Each share of Series A Preferred Stock had one vote and was convertible into one share of common stock after February 2002.

     On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. Beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying amounts over the original share price. The shares are mandatorily redeemable by the holders at varying amounts over the original share price, depending on when the shares are redeemed, upon a change of control, dissolution or winding up of the Company or on the Company's failure to qualify as a REIT.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

     Operating Partnership Units. RFS is the sole general partner of the Operating Partnership and is obligated to contribute the net proceeds from any issuance of its equity securities to the Operating Partnership in exchange for units of partnership interest ("Units") corresponding in number and terms to the equity securities issued. Units may also be issued by the Operating Partnership to third parties in exchange for cash or property, and units so issued to third parties are redeemable at the option of RFS for either one common share or the cash equivalent thereof at the then current fair market value of a common share.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     On December 26, 2000, Frimco Associates, Inc. ("Frimco") and Inn Alpha, Inc. ("Inn Alpha") filed a lawsuit in the Supreme Court of the State of New York, County of Dutchess, against certain subsidiaries of the Company and RFS, Inc., a former lessee of certain of the Company's hotels. The lawsuit was removed to the United States District Court for the Southern District of New York on January 5, 2001. Prior to January 1, 2001, Frimco and Inn Alpha managed three of the Company's hotels pursuant to management agreements with RFS, Inc., the Company's former lessee. These management agreements were terminated in connection with the termination of the leases for these three hotels effective January 1, 2001. Frimco and Inn Alpha are seeking declaratory and injunctive relief, compensatory damages of not less than $12 million, as well as punitive damages. Pursuant to agreements related to the termination of the leases between the Company's subsidiaries and RFS, Inc., the Company has agreed to indemnify and defend RFS, Inc. against Frimco's and Inn Alpha's claims. The Company believes these claims are without merit and intends to defend these claims vigorously. The Company has filed a Motion to Dismiss the plaintiffs' claims. The Court has scheduled the case for trial in July, 2001.

     Effective January 1, 2001, the Company is to receive rental income from five hotels leased to third parties under the Percentage Leases which expire in 2007 (1 hotel), 2008 (2 hotels) and 2009 (2 hotels).

     Minimum future rental income (base rents) due the Company under these noncancelable operating leases at December 31, 2000, is as follows (in thousands):

YEAR                                                          AMOUNT
----                                                          -------
2001........................................................  $ 2,442
2002........................................................    2,442
2003........................................................    2,442
2004........................................................    2,442
2005........................................................    2,442
2006 and thereafter.........................................    6,267
                                                              -------
                                                              $18,477
                                                              =======

     Lease revenue is based on a percentage of room revenues, food and beverage revenues and other revenues of the Hotels. Both the base rent and the threshold room revenue in each lease computation are adjusted annually for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year. The CPI adjustments made in January 2000 and 1999 were 2.7% and 1.6%, respectively.

     The Company may terminate any lease agreement with respect to a hotel property upon the sale of a hotel property in exchange for a termination payment to the lessee. During 2000, the Company terminated two such leases and incurred fees of $2.1 million that is included in the loss on sale of hotel properties.

     Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the Hotels' revenues to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

NOTE 7.  SUPPLEMENTAL CASH FLOW DISCLOSURE

     In 2000, the Company sold two hotels for cash consideration of $25.2 million and accrued a loss of $1.0 million on the sale of a third hotel that did not close until February 20, 2001 and is a non-cash transaction as at December 31, 2000. In 1998, the Company assumed $19.2 million of debt in connection with the purchase of a hotel and the Company sold two hotels for cash consideration of $5.4 million and a note receivable of $2.7 million.

NOTE 8.  STOCK-BASED COMPENSATION PLANS

     The Company's Restricted Stock and Stock Option Plan (the "Plan") provides for the grant of stock options to purchase a specified number of shares of common stock ("Options") and grants of restricted shares of common stock ("Restricted Stock"). Approximately 2.6 million shares of common stock, of which 600 thousand shares may be restricted stock, are available for awards to the officers and key employees of the Company and 400 thousand shares of common stock, of which 50 thousand shares may be restricted stock, are available for awards to Directors of the Company who are not officers or employees. Options issued under the plan have a maximum term of ten years from the date of grant. The exercise price of the options shall be determined on the date of each grant.

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

     A summary of the Company's stock options under the Plan as of December 31, 2000, 1999 and 1998, and the changes during the years are presented below (in thousands, except per share data):

                                               2000                    1999                    1998
                                       ---------------------   ---------------------   ---------------------
                                       NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                         SHARES     AVERAGE      SHARES     AVERAGE      SHARES     AVERAGE
                                       UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                        OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                       ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of years....      1,484     $13.83        1,091     $14.99        1,188     $15.92
Granted..............................         50      11.06          600      11.99          210      11.88
Exercised............................        (30)     11.88                                  (95)     17.00
Forfeited............................       (297)     14.64         (207)     14.64         (212)     16.18
                                       ---------     ------    ---------     ------    ---------     ------
Outstanding at end of years..........      1,207     $13.43        1,484     $13.83        1,091     $14.99
                                       =========     ======    =========     ======    =========     ======
Exercisable at end of years..........        700     $14.25          604     $15.34          520     $15.50
                                       =========     ======    =========     ======    =========     ======
Weighted-average fair value..........                $ 0.60                  $ 1.75                  $ 1.54
                                                     ======                  ======                  ======
Price range of shares under option...  $10.50 to               $10.50 to               $11.87 to
                                       $16.87                  $16.87                  $16.87

     The weighted average remaining contractual life of options outstanding as of December 31, 2000 is 6.2 years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend of $1.54; volatility of 26.25% for 2000 grants, 29% for 1999 grants, and 27% for 1998 grants, risk-free interest rate of 6.2% for 2000, of 5.9% for 1999, and 4.6% for 1998 and expected life of 6 years for 2000, 1999, and 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income per common share of 2000, 1999 and 1998 would have decreased by approximately 1%. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Restricted Stock. The Company granted 14 thousand, 41 thousand and 129 thousand shares of Restricted Stock in 2000, 1999, and 1998 respectively, subject to vesting. At December 31, 2000, 239 thousand shares were vested and 82 thousand shares remain unvested. The weighted average fair value per share of the Restricted Stock granted in 2000 and 1999 was $11.36 and $11.25, respectively.

NOTE 9.  SUBSEQUENT EVENTS

     Under the RMA that became effective January 1, 2001, the Company is permitted to lease its hotels to TRS Lessees, provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company effectively terminated its operating leases, management contracts and related ancillary agreements with Hilton for approximately $60 million in cash. This payment to Hilton represents the cancellation of executory contracts that extended through 2012 and substantially all of the terminations payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these leases and gives the Company i) more control over the daily operations of its hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that, the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

     Simultaneous with the termination of the leases and related agreements, the TRS Lessees entered into new management contracts with Flagstone. Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management, of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. Effective January 1, 2001, Flagstone manages 53 of the Company's 60 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels revenue operated under long term leases with third parties on January 1, 2001.

     In connection with the termination of the leases and related agreements, the Company purchased 973,684 shares of the Company's Series A Preferred Stock owned by Hilton for $13.0 million. The Company included $5.1 million in net income available to common shareholders on January 1, 2001, representing the difference between the Company's purchase price and $18.1 million of proceeds from the original sale of the Series A Preferred Stock. The Series A Preferred Stock was retired.

     The aggregate $73 million of payments to Hilton were financed by proceeds from the sale of two hotels in 2000 of approximately (prior to fees and expenses) $25 million, proceeds from the sale Series B Preferred Stock for (prior to fees and expenses) and borrowings under the Company's line of credit of $23 million. At January 1, 2001, the Company has $38.2 million of capacity under its Line of Credit and a debt to trailing twelve month EBITDA ratio of 3.6.

     On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. Beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable by the holders at varying amounts over the original share price, depending on when

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OF RFS HOTEL INVESTORS, INC. -- (CONTINUED)

the shares are redeemed, upon a change of control, dissolution or winding up of the Company or on the Company's failure to qualify as a REIT.

     On January 25, 2001, the Company declared a distribution of $0.385 on each share of Common Stock and Unit outstanding payable on February 15, 2001 to shareholders of record on February 5, 2001.

     On February 20, 2001, the Company completed the sale of the 131-room Hampton Inn in Plano, Texas for $5.525 million and recorded a loss on the sale of approximately $1.0 million in its 2000 income statement as the sale was contracted prior to year-end. The proceeds were used to reduce borrowings outstanding under the line of credit.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
  Shareholders of RFS Hotel Investors, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 24, 2001, except for Note 9 as to which the date is February 20, 2001, appearing on page F-1 of the 2000 Form 10-K of RFS Hotel Investors, Inc. also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                    PricewaterhouseCoopers LLP

                                    Dallas, Texas
                                    January 24, 2001, except for Note 9 as to
                                      which the date is February 20, 2001

                           RFS HOTEL INVESTORS, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                         COST CAPITALIZED         GROSS AMOUNT AT
                                                                          SUBSEQUENT TO            WHICH CARRIED
                                                  INITIAL COST             ACQUISITION           AT END OF PERIOD
                                             -----------------------   --------------------   -----------------------
                                                         BUILDINGS              BUILDINGS                 BUILDINGS
                                                            AND                    AND                       AND
  DESCRIPTION                 ENCUMBRANCES    LAND     IMPROVEMENTS    LAND   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
  -----------                 ------------   -------   -------------   ----   -------------   -------   -------------   --------
                                                                               (IN THOUSANDS)
  Sheraton Hotel
    Clayton, MO.............        (1)      $ 1,599     $  4,968                $ 7,245      $ 1,599     $ 12,213      $ 13,812
  Holiday Inn
    Columbia, SC............        (1)          790        3,573                  1,111          790        4,684         5,474
  Holiday Inn
    Louisville, KY..........        (1)        1,328        3,808                  1,322        1,328        5,130         6,458
  Comfort Inn
    Marietta, GA............        (2)          989        5,509                    262          989        5,771         6,760
  Holiday Inn
    Lafayette, LA...........        (1)          700        8,858                  1,416          700       10,274        10,974
  Residence Inn
    Kansas City, MO.........        (2)          392        5,344                    452          392        5,796         6,188
  Comfort Inn
    Ft. Mill, SC............        (2)          763        6,612                    311          763        6,923         7,686
  Hampton Inn
    Ft. Lauderdale, FL......        (1)          590        4,664                    372          590        5,036         5,626
  Holiday Inn Express
    Arlington Heights, IL...        (1)          350        4,121                    477          350        4,598         4,948
  Hampton Inn
    Denver, CO..............       none          500        8,098                    399          500        8,497         8,997
  Holiday Inn Express
    Downers Grove, IL.......        (1)          400        5,784                    482          400        6,266         6,666
  Comfort Inn
    Farmington Hills, MI....        (2)          525        4,118                    338          525        4,456         4,981
  Hampton Inn
    Indianapolis, IN........        (2)          475        8,008                    339          475        8,347         8,822
  Hampton Inn
    Lincoln, NE.............        (1)          350        4,829                    426          350        5,255         5,605
  Hampton Inn
    Bloomington, MN.........        (2)          375        8,657                    210          375        8,867         9,242
  Holiday Inn Express
    Bloomington, MN.........        (1)          780        6,910      $152          918          932        7,828         8,760
  Hampton Inn
    Minnetonka, MN..........        (1)          475        5,066                    173          475        5,239         5,714
  Hampton Inn
    Oklahoma City, OK.......        (2)          530        6,826                    479          530        7,305         7,835
  Hampton Inn
    Omaha, NE...............        (2)          450        6,362                    494          450        6,856         7,306


                                                                               LIFE UPON
                                                                                 WHICH
                               ACCUMULATED      NET BOOK                    DEPRECIATION IN
                              DEPRECIATION        VALUE                      LATEST INCOME
                              BUILDINGS AND   BUILDINGS AND     DATE OF      STATEMENT IS
  DESCRIPTION                 IMPROVEMENTS    IMPROVEMENTS    ACQUISITION     CALCULATED
  -----------                 -------------   -------------   -----------   ---------------
                                     (IN THOUSANDS)
  Sheraton Hotel
    Clayton, MO.............     $ 1,319        $ 10,894         1993              40
  Holiday Inn
    Columbia, SC............         753           3,931         1993              40
  Holiday Inn
    Louisville, KY..........         814           4,316         1993              40
  Comfort Inn
    Marietta, GA............         993           4,778         1993              40
  Holiday Inn
    Lafayette, LA...........       1,707           8,567         1993              40
  Residence Inn
    Kansas City, MO.........         938           4,858         1994              40
  Comfort Inn
    Ft. Mill, SC............       1,133           5,790         1994              40
  Hampton Inn
    Ft. Lauderdale, FL......         813           4,223         1994              40
  Holiday Inn Express
    Arlington Heights, IL...         728           3,870         1994              40
  Hampton Inn
    Denver, CO..............       1,371           7,126         1994              40
  Holiday Inn Express
    Downers Grove, IL.......         988           5,278         1994              40
  Comfort Inn
    Farmington Hills, MI....         701           3,755         1994              40
  Hampton Inn
    Indianapolis, IN........       1,351           6,996         1994              40
  Hampton Inn
    Lincoln, NE.............         834           4,421         1994              40
  Hampton Inn
    Bloomington, MN.........       1,441           7,426         1994              40
  Holiday Inn Express
    Bloomington, MN.........       1,182           6,646         1994              40
  Hampton Inn
    Minnetonka, MN..........         846           4,393         1994              40
  Hampton Inn
    Oklahoma City, OK.......       1,167           6,138         1994              40
  Hampton Inn
    Omaha, NE...............       1,094           5,762         1994              40

                           RFS HOTEL INVESTORS, INC.

                            AS OF DECEMBER 31, 2000

                                                                         COST CAPITALIZED         GROSS AMOUNT AT
                                                                          SUBSEQUENT TO            WHICH CARRIED
                                                  INITIAL COST             ACQUISITION           AT END OF PERIOD
                                             -----------------------   --------------------   -----------------------
                                                         BUILDINGS              BUILDINGS                 BUILDINGS
                                                            AND                    AND                       AND
  DESCRIPTION                 ENCUMBRANCES    LAND     IMPROVEMENTS    LAND   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
  -----------                 ------------   -------   -------------   ----   -------------   -------   -------------   --------
                                                                               (IN THOUSANDS)
  Hampton Inn
    Tulsa, OK...............        (1)          350        5,715                    501          350        6,216         6,566
  Holiday Inn Express
    Wauwatosa, WI...........        (2)          700        4,926                    522          700        5,448         6,148
  Residence Inn
    Fishkill, NY............        (1)        2,280       10,484                    246        2,280       10,730        13,010
  Residence Inn
    Providence, RI..........        (2)        1,385        7,742                    307        1,385        8,049         9,434
  Residence Inn
    Tyler, TX...............        (1)          855        6,212                    455          855        6,667         7,522
  Hampton Inn
    Memphis, TN.............        (2)          980        6,157                     98          980        6,255         7,235
  Residence Inn
    Ft. Worth, TX...........        (2)          985       10,726                    714          985       11,440        12,425
  Residence Inn
    Wilmington, DE..........        (1)        1,100        8,488                    191        1,100        8,679         9,779
  Residence Inn
    Torrance, CA............        (1)        2,600       17,789                    816        2,600       18,605        21,205
  Residence Inn
    Ann Arbor, MI...........        (2)          525        4,461       227        3,084          752        7,545         8,297
  Holiday Inn
    Flint, MI...............        (1)        1,220       11,994                    369        1,220       12,363        13,583
  Residence Inn
    Charlotte, NC...........        (2)          850        3,844       159        3,126        1,009        6,970         7,979
  Holiday Inn Express
    Austin, TX..............        (2)          500        4,737                    160          500        4,897         5,397
  Hampton Inn
    Lakewood, CO............        (2)          957        6,790                    245          957        7,035         7,992
  Hampton Inn
    Hattiesburg, MS.........        (2)          785        4,653                  1,690          785        6,343         7,128
  Hampton Inn
    Laredo, TX..............        (1)        1,037        4,116                     23        1,037        4,139         5,176
  Residence Inn
    Atlanta, GA.............        (1)        1,306       10,200                    362        1,306       10,562        11,868
  Holiday Inn
    Crystal Lake, IL........        (2)        1,665       10,932                    445        1,665       11,377        13,042
  Residence Inn
    Orlando, FL.............        (2)        1,045        8,880                    230        1,045        9,110        10,155


                                                                               LIFE UPON
                                                                                 WHICH
                               ACCUMULATED      NET BOOK                    DEPRECIATION IN
                              DEPRECIATION        VALUE                      LATEST INCOME
                              BUILDINGS AND   BUILDINGS AND     DATE OF      STATEMENT IS
  DESCRIPTION                 IMPROVEMENTS    IMPROVEMENTS    ACQUISITION     CALCULATED
  -----------                 -------------   -------------   -----------   ---------------
                                     (IN THOUSANDS)
  Hampton Inn
    Tulsa, OK...............         988           5,228         1994              40
  Holiday Inn Express
    Wauwatosa, WI...........         857           4,591         1994              40
  Residence Inn
    Fishkill, NY............       1,698           9,032         1994              40
  Residence Inn
    Providence, RI..........       1,266           6,783         1994              40
  Residence Inn
    Tyler, TX...............       1,020           5,647         1994              40
  Hampton Inn
    Memphis, TN.............         969           5,286         1994              40
  Residence Inn
    Ft. Worth, TX...........       1,687           9,753         1994              40
  Residence Inn
    Wilmington, DE..........       1,367           7,312         1994              40
  Residence Inn
    Torrance, CA............       2,870          15,735         1994              40
  Residence Inn
    Ann Arbor, MI...........         960           6,585         1994              40
  Holiday Inn
    Flint, MI...............       1,880          10,483         1994              40
  Residence Inn
    Charlotte, NC...........         730           6,240         1994              40
  Holiday Inn Express
    Austin, TX..............         722           4,175         1995              40
  Hampton Inn
    Lakewood, CO............         999           6,036         1995              40
  Hampton Inn
    Hattiesburg, MS.........         844           5,499         1995              40
  Hampton Inn
    Laredo, TX..............         557           3,582         1995              40
  Residence Inn
    Atlanta, GA.............       1,360           9,202         1995              40
  Holiday Inn
    Crystal Lake, IL........       1,448           9,929         1995              40
  Residence Inn
    Orlando, FL.............       1,178           7,932         1995              40

                           RFS HOTEL INVESTORS, INC.

                            AS OF DECEMBER 31, 2000

                                                                         COST CAPITALIZED         GROSS AMOUNT AT
                                                                          SUBSEQUENT TO            WHICH CARRIED
                                                  INITIAL COST             ACQUISITION           AT END OF PERIOD
                                             -----------------------   --------------------   -----------------------
                                                         BUILDINGS              BUILDINGS                 BUILDINGS
                                                            AND                    AND                       AND
  DESCRIPTION                 ENCUMBRANCES    LAND     IMPROVEMENTS    LAND   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
  -----------                 ------------   -------   -------------   ----   -------------   -------   -------------   --------
                                                                               (IN THOUSANDS)
  Residence Inn
    Sacramento, CA..........        (2)      $ 1,000     $ 13,122                $   163      $ 1,000     $ 13,285      $ 14,285
  Doubletree Hotel
    Del Mar, CA.............        (2)        1,500       13,535       295          201        1,795       13,736        15,531
  Hampton Inn
    Plano, TX...............        (1)          959        5,178                     31          959        5,209         6,168
  Courtyard by Marriott
    Flint, MI...............        (1)          600        4,852                    183          600        5,035         5,635
  Hampton Inn
    Sedona, AZ..............        (1)        1,464        3,858                     88        1,464        3,946         5,410
  Hampton Inn
    Chandler, AZ............        (1)          485        3,950                      4          485        3,954         4,439
  Hampton Inn
    Houston, TX.............        (1)          606        4,919                      3          606        4,922         5,528
  Sheraton Hotel
    Milpitas, CA............        (2)        5,253       23,169                    209        5,253       23,378        28,631
  Sheraton Hotel
    Sunnyvale, CA...........        (2)          785       22,401                    597          785       22,998        23,783
  Sheraton Four Points
    Pleasanton, CA..........        (2)        1,935       19,251                    382        1,935       19,633        21,568
  Sheraton Four Points
    Bakersfield, CA.........        (2)        1,390        7,554                    431        1,390        7,985         9,375
  Beverly Heritage
    Milpitas, CA............        (1)        5,250       25,118                  4,532        5,250       29,650        34,900
  Sheraton Hotel
    Birmingham, AL..........    $ 1,125        3,103       13,491                    859        3,103       14,350        17,453
  Residence Inn
    Jacksonville, FL........        (1)        1,339        4,990                     43        1,339        5,033         6,372
  Residence Inn
    West Palm Beach, FL.....        (1)        1,293        4,025                               1,293        4,025         5,318
  Hampton Inn
    Jacksonville, FL........        (1)        1,047        4,375                               1,047        4,375         5,422
  Homewood Suites
    Chandler, AZ............        (1)          485        4,601                      3          485        4,604         5,089
  Hotel Rex
    San Francisco, CA.......        (1)        3,000       11,039                     60        3,000       11,099        14,099
  Hilton
    San Francisco, CA.......    $18,556        3,007       28,308                  9,180        3,007       37,488        40,495


                                                                               LIFE UPON
                                                                                 WHICH
                               ACCUMULATED      NET BOOK                    DEPRECIATION IN
                              DEPRECIATION        VALUE                      LATEST INCOME
                              BUILDINGS AND   BUILDINGS AND     DATE OF      STATEMENT IS
  DESCRIPTION                 IMPROVEMENTS    IMPROVEMENTS    ACQUISITION     CALCULATED
  -----------                 -------------   -------------   -----------   ---------------
                                     (IN THOUSANDS)
  Residence Inn
    Sacramento, CA..........     $ 1,651        $ 11,634         1996              40
  Doubletree Hotel
    Del Mar, CA.............       1,584          12,152         1996              40
  Hampton Inn
    Plano, TX...............         584           4,625         1996              40
  Courtyard by Marriott
    Flint, MI...............         511           4,524         1996              40
  Hampton Inn
    Sedona, AZ..............         332           3,614         1997              40
  Hampton Inn
    Chandler, AZ............         353           3,601         1997              40
  Hampton Inn
    Houston, TX.............         483           4,439         1997              40
  Sheraton Hotel
    Milpitas, CA............       2,323          21,055         1997              40
  Sheraton Hotel
    Sunnyvale, CA...........       2,257          20,741         1997              40
  Sheraton Four Points
    Pleasanton, CA..........       1,936          17,697         1997              40
  Sheraton Four Points
    Bakersfield, CA.........         764           7,221         1997              40
  Beverly Heritage
    Milpitas, CA............       2,330          27,320         1997              40
  Sheraton Hotel
    Birmingham, AL..........       1,111          13,239         1997              40
  Residence Inn
    Jacksonville, FL........         395           4,638         1997              40
  Residence Inn
    West Palm Beach, FL.....         284           3,741         1998              40
  Hampton Inn
    Jacksonville, FL........         309           4,066         1998              40
  Homewood Suites
    Chandler, AZ............         314           4,290         1998              40
  Hotel Rex
    San Francisco, CA.......         737          10,362         1998              40
  Hilton
    San Francisco, CA.......       1,819          35,669         1998              40

                           RFS HOTEL INVESTORS, INC.

                            AS OF DECEMBER 31, 2000

                                                                         COST CAPITALIZED         GROSS AMOUNT AT
                                                                          SUBSEQUENT TO            WHICH CARRIED
                                                  INITIAL COST             ACQUISITION           AT END OF PERIOD
                                             -----------------------   --------------------   -----------------------
                                                         BUILDINGS              BUILDINGS                 BUILDINGS
                                                            AND                    AND                       AND
  DESCRIPTION                 ENCUMBRANCES    LAND     IMPROVEMENTS    LAND   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
  -----------                 ------------   -------   -------------   ----   -------------   -------   -------------   --------
                                                                               (IN THOUSANDS)
  TownPlace Suites
    Ft. Worth, TX...........        (1)          753        4,721                     80          753        4,801         5,554
  TownPlace Suites
    Miami, FL...............        (1)          895        5,187                                 895        5,190         6,085
  TownPlace Suites
    Miami (West), FL........        (1)          914        5,210                                 914        5,380         6,294
  Unimproved land
    Crystal Lake, IL........       none          504                                              504                        504
                                             -------     --------      ----      -------      -------     --------      --------
          Totals............                 $71,053     $493,815      $833      $47,859      $71,886     $541,847      $613,733
                                             =======     ========      ====      =======      =======     ========      ========


                                                                               LIFE UPON
                                                                                 WHICH
                               ACCUMULATED      NET BOOK                    DEPRECIATION IN
                              DEPRECIATION        VALUE                      LATEST INCOME
                              BUILDINGS AND   BUILDINGS AND     DATE OF      STATEMENT IS
  DESCRIPTION                 IMPROVEMENTS    IMPROVEMENTS    ACQUISITION     CALCULATED
  -----------                 -------------   -------------   -----------   ---------------
                                     (IN THOUSANDS)
  TownPlace Suites
    Ft. Worth, TX...........         238           4,563         1998              40
  TownPlace Suites
    Miami, FL...............         204           4,986         1997              40
  TownPlace Suites
    Miami (West), FL........         155           5,225         1997              40
  Unimproved land
    Crystal Lake, IL........                           0         1995             n/a
                                 -------        --------
          Totals............     $64,247        $477,600
                                 =======        ========

---------------

(1) Property is collateral for the Line of Credit.
(2) Property is collateral for long-term, fixed rate debt.

                                                                2000        1999        1998
                                                              --------    --------    --------
Cost of land and improvements, buildings and improvements:
  Balance at beginning of year..............................  $618,066    $573,912    $547,229
  Additions.................................................    17,179      44,154      49,852
  Disposals.................................................   (21,512)                (23,169)
                                                              --------    --------    --------
  Balance at end of year....................................  $613,733    $618,066    $573,912
                                                              --------    --------    --------
Accumulated depreciation on land improvements, buildings and improvements:
  Balance at beginning of year..............................  $ 53,124    $ 40,979    $ 29,662
  Additions.................................................    16,994      12,145      13,267
  Disposals.................................................    (5,871)                 (1,950)
                                                              --------    --------    --------
  Balance at end of year....................................  $ 64,247    $ 53,124    $ 40,979
                                                              --------    --------    --------