Form 10-Q
period 2001-03-31
RFS HOTEL INVESTORS INC
filed 2001-05-14
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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
(State or other incorporation)           (I.R.S. Employer Identification Number)
                      850 RIDGE LAKE BOULEVARD, SUITE 220,
                                MEMPHIS, TN 38120
                                 (901) 767-7005
                     (Address of principal executive offices
                    including zip code and telephone number)


             Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.


                                    X Yes No

         The number of shares of Registrant's Common Stock, $.01 par value, outstanding on May 14, 2001 was 24,916,881.

                            RFS HOTEL INVESTORS, INC.
                                      INDEX




PART I.     FINANCIAL INFORMATION                                                  PAGE
    Item 1. Financial Statements

            Consolidated Balance Sheets - March 31, 2001 (unaudited)
            and December 31, 2000                                                   3

            Consolidated Statements of Operations - For the three
            months ended March 31, 2001 and 2000 (unaudited)                        4

            Consolidated Statements of Cash Flows - For the three months ended
            March 31, 2001 and 2000 (unaudited)                                     5

            Notes to Consolidated Financial Statements                              6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               9

    Item 3. Quantitative and Qualitative Disclosure About Market Risk              15

   PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                       17

                            RFS HOTEL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2001          2000
                                                                 -------------   ------------
                                                                   (UNAUDITED)
ASSETS

Investment in hotel properties, net                                 $ 629,539    $ 635,997
Cash and cash equivalents                                              16,653        3,681
Restricted cash                                                         5,562        4,929
Accounts receivable                                                     7,195       13,041
Deferred expenses, net                                                  6,559        6,814
Other assets                                                            4,956        9,005
Deferred income taxes                                                  24,531
                                                                    ---------    ---------
             Total assets                                           $ 694,995    $ 673,467
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                               $  24,404    $  12,734
Borrowings on Line of Credit                                           93,773       50,273
Mortgage notes payable                                                224,508      227,158
Deferred revenue                                                        1,277
Minority interest in Operating Partnership, 2,484 and 2,562
     units issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                                   32,373       34,848
                                                                    ---------    ---------
             Total liabilities                                        376,335      325,013
                                                                    ---------    ---------

Series B Preferred Stock, $0.01 par value, 5,000 shares
  authorized, 250 shares issued and outstanding                        23,940

Commitments and contingencies

Shareholders' equity:
  Series A Preferred Stock, $.01 par value, 5,000 shares
    authorized, 974 shares issued and outstanding at                                    10
    December 31, 2000
  Common Stock, $.01 par value, 100,000 shares
    authorized, 25,434 and 25,088 shares issued at March 31, 2001         254          251
    and December 31, 2000, respectively
  Additional paid-in capital                                          363,943      374,910
  Other comprehensive income                                           (1,702)
  Treasury stock, at cost, 576 shares                                  (8,100)      (8,100)
  Distributions in excess of earnings                                 (59,675)     (18,617)
                                                                    ---------    ---------
          Total shareholders' equity                                  294,720      348,454
                                                                    ---------    ---------
             Total liabilities and shareholders' equity             $ 694,995    $ 673,467
                                                                    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RFS HOTEL INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   2001        2000
                                                               ------------  -----------
Revenue:
    Rooms                                                         $ 49,906
    Food and beverage                                                4,757
    Other operating departments                                      2,426
    Lease revenue                                                    1,888    $ 24,619
    Deferred revenue                                                (1,277)    (13,696)
    Other                                                              204         475
                                                                  --------    --------
          Total hotel revenue                                       57,904      11,398
                                                                  --------    --------

Hotel operating expenses by department:
    Rooms                                                            9,612
    Food and beverage                                                3,508
    Other operating departments                                        540
Undistributed operating expenses:
    Property operating costs                                         5,791
    Property taxes, insurance and other                              3,245       2,834
    Franchise costs                                                  4,390
    Maintenance and repair                                           2,582
    Management fees                                                  1,351
    General and administrative                                       3,910
                                                                  --------    --------
          Total hotel operating expenses                            34,929       2,834
                                                                  --------    --------

Net hotel operating income                                          22,975       8,564

Corporate expenses:
    Depreciation                                                     7,394       6,623
    Amortization of deferred expenses and unearned compensation        703         421
    Interest expense                                                 6,556       5,466
    General and administrative                                       1,173       1,838
    Hilton lease termination                                        64,896
    Minority interest in loss of Operating Partnership              (2,447)       (538)
                                                                  --------    --------

Loss before income taxes                                           (55,300)     (5,246)
Benefit from income taxes                                          (24,479)
                                                                  --------    --------

Net loss                                                           (30,821)     (5,246)
Preferred stock dividends                                             (780)       (348)
Gain on redemption of preferred stock                                5,141
                                                                  --------    --------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                        $(26,460)   $ (5,594)
                                                                  ========    ========

Earnings per share - basic and diluted                            $  (1.07)   $  (0.23)
Weighted average common shares outstanding - basic and diluted      24,825      24,744


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            RFS HOTEL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                2001              2000
                                                                                         ----------------    ------------
 Cash flows from operating activities:
   Net loss                                                                              $        (30,821)   $     (5,246)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
        Depreciation and amortization                                                               8,097           7,044
        Minority interest in Operating Partnership                                                 (2,477)           (538)
       Changes in assets and liabilities:
          Accounts receivable                                                                       5,846          (2,913)
          Other assets                                                                              4,049            (644)
          Deferred income taxes                                                                   (24,531)
          Accounts payable and accrued expenses                                                    10,995           1,878
          Deferred revenue                                                                          1,277          13,696
                                                                                         ----------------    ------------
             Net cash provided (used) by operating activities                                     (27,535)         13,277
                                                                                         ----------------    ------------
 Cash flows from investing activities:
   Investment in hotel properties and hotels under development                                     (4,804)        (15,055)
   Cash paid for franchise fees                                                                       (78)
   Restricted cash                                                                                   (633)           (430)
   Proceeds from sale of hotel properties                                                           5,325
                                                                                         ----------------    ------------
            Net cash used by investing activities                                                    (190)        (15,485)
                                                                                         ----------------    ------------
 Cash flows from financing activities:
   Purchase of treasury stock                                                                                      (4,444)
   Proceeds from borrowings                                                                        51,500          18,000
   Payments on debt                                                                               (10,650)         (4,554)
   Redemption of preferred stock                                                                  (13,000)
   Distributions to common and preferred shareholders                                             (10,138)         (9,992)
   Distributions to limited partners                                                                 (986)           (986)
   Redemption of units                                                                                                (43)
   Issuance of common and preferred stock, net of $1,060 issuance costs                            24,037              13
   Loan fees paid                                                                                     (66)         (1,380)
                                                                                         ----------------    ------------
             Net cash provided (used) by financing activities                                      40,697          (3,386)
                                                                                         ----------------    ------------
 Net increase (decrease) in cash and cash equivalents                                              12,972          (5,594)
 Cash and cash equivalents at beginning of period                                                   3,681           5,913
                                                                                         ----------------    ------------
 Cash and cash equivalents at end of period                                              $         16,653    $        319
                                                                                         ================    ============

Supplemental disclosure of non-cash activities:

In 2001, the Company:

i. Issued 78 shares of common stock with a value of $1.2 million in exchange for 78 Operating Partnership units and issued 7 shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.
ii. Recorded a liability of $1.7 million for the fair value of the interest rate swap at March 31, 2001.
iii. Sold a third hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

In 2000, the Company recorded a $101 allocation to paid-in capital from minority interest.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION. RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at March 31, 2001, owned interests in 59 hotels with 8,557 rooms located in 24 states (collectively the "Hotels"). RFS owns 90.9% of RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

         These unaudited consolidated financial statements include the accounts of the Company and have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. TERMINATION OF LEASES AND RELATED AGREEMENTS WITH HILTON. Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with Hilton Hotels Corporation ("Hilton") for approximately $64.9 million. This transaction represents the cancellation of certain executory contracts some of which extended through 2012 and was recorded as an expense in the first quarter 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these contracts and, in the opinion of management, gives the Company (i) more control over the daily operations of the hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

         Simultaneous with the termination of the leases, management contracts and related agreements, the TRS Lessees entered into new management contracts with Flagstone Hospitality Management ("Flagstone"). Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. Effective January 1, 2001, Flagstone manages 52 of the Company's 59 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels were operated under long term leases with third parties on January 1, 2001.

         In connection with the termination of the leases and related agreements, the Company redeemed 973,684 shares of its Series A Preferred Stock owned by Hilton for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that is included in net income available to common shareholders in the first quarter 2001.

         The aggregate payments to Hilton (termination of the leases, management contracts and ancillary costs and redemption of the Preferred Stock) were financed by the sale of two hotels in 2000 for proceeds of approximately $25 million, proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million (before fees and expenses) and the balance from borrowings under the Company's line of credit.

         Summarized below are the consolidated unaudited pro forma results of operations for the three months ended March 31, 2000, and the twelve months ended December 31, 2000, as if the termination of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company's Series A Preferred Stock and the issuance of the Company's Series B Preferred Stock had occurred on January 1, 2000. The pro forma information is based on the Company's consolidated results of operations for the three months ended March 31, 2000 and the twelve months ended December 31, 2000, and on data provided by the TRS Lessees, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of future operations.

                           RFS HOTEL INVESTORS, INC.
                  CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                   AND TWELVE MONTHS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         MARCH 31,          DECEMBER 31,
                                                                           2001                2000
                                                                     ----------------      ------------
Revenue:
    Rooms                                                            $         45,427      $   199,934
    Food and beverage                                                           4,517           19,693
    Other operating departments                                                 2,364            9,804
    Lease revenue                                                               1,690            5,877
    Deferred revenue                                                           (1,092)
    Other                                                                         513              939
                                                                     ----------------      -----------
          Total hotel revenue                                                  53,419          236,247
                                                                     ----------------      -----------

Hotel operating expenses by department:
    Rooms                                                                       8,783           38,195
    Food and beverage                                                           3,336           14,489
    Other operating departments                                                   550            2,287
Undistributed operating expenses:
    Property operating costs                                                    5,314           21,601
    Property taxes, insurance and other                                         3,056           13,209
    Franchise costs                                                             3,611           16,161
    Maintenance and repair                                                      2,357            9,760
    Management fees                                                             1,308            5,735
    General and administrative                                                  3,725           15,651
                                                                     ----------------      -----------
          Total hotel operating expenses                                       32,040          137,088
                                                                     ----------------      -----------

Net hotel operating income                                                     21,379           99,159

Corporate expenses:
    Depreciation                                                                6,467           26,575
    Amortization of deferred expenses and unearned compensation                   421            1,710
    Interest expense                                                            5,819           24,427
    General and administrative                                                  1,838            6,304
    Loss on sale of hotel properties and franchise termination fees                              4,376
    Minority interest in income of Operating Partnership                          713            3,218
                                                                     ----------------      -----------

Income before income taxes                                                      6,121           32,549
Provision for income taxes                                                        594            2,679
                                                                     ----------------      -----------

Net income                                                                      5,527           29,870
Preferred stock dividends                                                        (780)          (3,125)
                                                                     ----------------      -----------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                         $          4,747      $    26,745
                                                                     ================      ===========

3. BASIC AND DILUTED EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options and unvested directors and officers restricted stock grants. For the three months ended March 31, 2001 and 2000, common share equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share. In addition, the Series B Preferred Stock are non-convertible and accordingly are not included in the computation of diluted earnings per share.

4. DECLARATION OF DIVIDENDS. On April 24, 2001, the Company declared a $0.385 dividend on each share of Common Stock outstanding to shareholders of record on May 4, 2001. The dividend on Common Stock will be paid on May 15, 2001.

5. REVENUE RECOGNITION. In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three months ended March 31, 2001 and 2000, five and fifty-nine hotels were leased to third-party lessees, respectively.

6. DEBT. On March 21, 2001, the Company entered into an interest rate swap agreement, which effectively fixes the rate on $30 million of the Company's floating rate debt at 6.775% through July 30, 2003. The 6.775% interest rate consists of a fixed rate of 4.775% plus the credit spread in effect on the Company's line of credit (currently 200 basis points). The credit spread can vary from 150 basis points to 225 basis points, depending on the Company's leverage ratios. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to increases in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts.

7. ISSUANCE OF PREFERRED STOCK. On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable upon a change of control, dissolution, or winding up of the Company or on the Company's failure to qualify as a REIT.

8. INCOME TAXES. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         The components of income tax expense (benefit) for the three months ended March 31, 2001 are as follows:

Current:
   State                                       $       52
Deferred:
   Federal                                        (24,531)
                                               ----------

Benefit from income taxes                      $  (24,479)
                                               ==========

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees, adjusted for tax timing differences related to the Hilton lease termination transaction.

         Applicable state income taxes for the three months ended March 31, 2001 of $52 thousand relate to those states where the TRS Lessees lease hotels and the states have yet to adopt the TRS Provisions of the RMA (Arizona, Indiana and Texas). The Company believes that these states will ultimately adopt the RMA retroactive to January 1, 2001 and these expenses will be added back to income in a later quarter.

        The payments to terminate the operating leases, management contracts and ancillary agreements with Hilton represented the cancellation of executory contracts and were expensed for financial reporting purposes. For tax purposes, these payments will be amortized over the lives of the leases and will offset the income of the TRS Lessees such that the income tax provision in future years will be primarily a deferred tax provision that will reduce the $24.5 million deferred tax asset.

        The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at March 31, 2001. The Company anticipates it will not pay any material federal or state income taxes.

9. LEGAL PROCEEDINGS. Three management agreements between the former managers of three of the Company's hotels and the Company's former lessee, RFS, Inc. (a wholly-owned subsidiary of Hilton), were terminated by RFS, Inc. in connection with the termination of the leases, management contracts and related agreements with Hilton effective January 1, 2001. The former manager has filed suit against certain subsidiaries of the Company and Hilton, for among other things, wrongful termination and seeks damages of not less than $12 million, as well as punitive damages. The Company has agreed to indemnify and defend RFS, Inc. in this matter as part of the Hilton lease termination agreement. The Company believes these claims are without merit and intends to defend these claims vigorously.

10. COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income
(loss). For the quarter ended March 31, 2001, the Company's comprehensive loss was $32.5 million, comprised of a net loss of $30.8 million and a loss on its interest rate swaps of approximately $1.7 million.

11. SEGMENT INFORMATION. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

12. CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2001, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. On January 1, 2001, the Company recorded a liability of approximately $0.8 million with a corresponding charge to other comprehensive income representing the fair value of its interest rate swap. On March 31, 2001, the interest rate swaps were reported at their fair value of approximately $1.7 million and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. If LIBOR interest rates remain unchanged for the next twelve months, the Company estimates that interest expense will be $0.8 million higher than if the Company had not entered into the swaps. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives (cash flow hedges). Derivatives are used primarily to fix the rate on debt based on floating-rate indices. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at March 31, 2001, owned interests in 59 hotels with 8,557 rooms located in 24 states (collectively the "Hotels"). RFS owns a 90.9% interest in RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

         In 2001, the Company received 46% of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from full service hotels, 32% from extended stay hotels and 22% from limited service hotels.

         The following summarizes additional information for the 59 hotels owned at March 31, 2001:

                                                                                 EBITDA (1)
                                       HOTEL                                 THREE MONTHS ENDED
     FRANCHISE AFFILIATION           PROPERTIES        ROOMS/SUITES            MARCH 31, 2001
     ---------------------           ----------        ------------            --------------
Full Service Hotels:
   Sheraton                              4                  864                   $  3,901
   Holiday Inn                           5                  953                      2,060
   Independent                           2                  331                      1,760
   Sheraton Four Points                  2                  412                      1,369
   DoubleTree                            1                  221                        968
   Hilton                                1                  234                        427
                                        --                -----                   --------
                                        15                3,015                     10,484
                                        --                -----                   --------

Extended Stay Hotels:
   Residence Inn by Marriott            14                1,851                      6,332
   TownePlace Suites by
      Marriott                           3                  285                        735
   Homewood Suites by
      Hilton                             1                   83                        223
                                        --                -----                   --------
                                        18                2,219                      7,290
                                        --                -----                   --------

Limited Service Hotels:
   Hampton Inn (1)                      17                2,112                      3,577
   Holiday Inn Express                   5                  637                      1,012
   Comfort Inn                           3                  472                        356
   Courtyard by Marriott                 1                  102                        278
                                        --                -----                   --------
                                        26                3,323                      5,224
                                        --                -----                   --------

Total                                   59                8,557                   $ 22,998
                                        ==                =====                   ========

(1) Does not include EBITDA of $81 from the Hampton Inn in Plano, Texas that was sold on February 20, 2001.

         At March 31, 2001, the Company leased five hotels to two third-party lessees. Fifty-two hotels are managed by Flagstone and the remaining seven hotels are managed by four other third party management companies.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed herein may constitute forward-looking statements. Forward-looking statements are not guarantees of future performance and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, hope or similar expressions. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. Important factors that could contribute to such differences are set forth herein and in the Company's other filings with the SEC. Except as required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2001 and Pro Forma March 31,
2000.

         During 2000, our revenues primarily represented rental income from third party lessees. As a result of the previously discussed termination of the leases and related agreements with Hilton by our TRS, beginning January 1, 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. Accordingly, a comparison of historical results would not be meaningful and is not included herein. In order to provide a better understanding of the historical results, we have also presented unaudited pro forma consolidated statements of operations for the quarter ended March 31, 2000, adjusted to reflect the termination of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company's Series A Preferred Stock and the issuance of the Company's Series B Preferred Stock as if these transactions had occurred on January 1, 2000. The following discussion and analysis compares the actual results for the three months ended March 31, 2001 to the pro forma results disclosed herein.

Revenues

         Revenue increased 8.4% from $53.4 million to $57.9 million primarily due to improved revenue per available room (RevPAR) performance from all market segments. RevPAR at our extended stay and limited service hotel portfolios produced the highest first quarter results ever with average increases in RevPAR of 6.4% and 5.6%, respectively. The comparable California hotels (9 of 10 hotels excluding the Hilton San Francisco Fisherman's Wharf which was undergoing renovation in the first quarter of 2000) produced an average RevPAR increase of 13.3%. California hotels represented 36% of first quarter room revenue. Excluding these California hotels, RevPAR increased 5.7% in the quarter.

         The following shows hotel operating statistics for the 57 comparable hotels for the three months ended March 31, 2001. Excluded from the 57 comparable hotels are the Hilton San Francisco Fisherman's Wharf hotel, which underwent renovation and was converted from a Ramada Plaza in the second quarter 2000 and the Sheraton Hotel in Birmingham, Alabama which was undergoing renovation in the first quarter 2000.

                     COMPARABLE HOTELS OPERATING STATISTICS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                ADR                     OCCUPANCY                    REVPAR
                                ---                     ---------                    -------
                                   VARIANCE                     VARIANCE                   VARIANCE
    HOTEL TYPE          2001        VS. 2000        2001        VS. 2000        2001       VS. 2000
    ----------          ----        --------        ----        --------        ----       --------
Full Service            $ 117.32       8.9%           71.9%       0.8 pts       $ 84.38       10.1%
Extended Stay              97.54       1.9%           82.6%       3.5 pts         80.62        6.4%
Limited Service            72.28       3.3%           65.7%       1.4 pts         47.49        5.6%
                        --------
Total                   $  94.39       5.0%           72.3%       1.8 pts       $ 68.25        7.6%
                        ========

         The 13 full service hotels, which excludes the Hilton San Francisco Fisherman's Wharf and the Sheraton hotel in Birmingham, AL, produced an average RevPAR increase of 10.1% in the quarter, which is the second consecutive quarter of double digit RevPAR gains. The following four full service hotels located in Silicon Valley had RevPAR increases averaging 19.2% in the quarter.

                                                         INCREASE IN
               HOTEL                     LOCATION           REVPAR
               -----                     --------           ------
173-room Sheraton                    Sunnyvale, CA              25.8%
235-room Beverly Heritage            Milpitas, CA                8.8%
229-room Sheraton                    Milpitas, CA               20.6%
214-room Sheraton Four Points        Pleasanton, CA             24.3%

         This is the fifth consecutive quarter of increases between 10% and 30% in RevPAR for the Sunnyvale hotel since it was renovated and converted from a Sheraton Four Points to a full service Sheraton in December 1998.

         In addition to the four Silicon Valley full service hotels, the following three hotels benefited from recent renovations and/or re-brandings:

         The Hilton San Francisco Fisherman's Wharf, which was converted from a Ramada Plaza hotel in April 2000 after an $11 million renovation, operated at occupancy of 60.8% and ADR of $166.70 in the first quarter of 2001. The 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, which was converted from a Holiday Inn hotel in August 1999, produced a RevPAR gain of 18.7% through an increase in occupancy of 14.7 points. The 205-room Sheraton hotel in Birmingham, AL, which was renovated in the first quarter of 2000, produced a RevPAR increase of 35.5% in the quarter achieved by an increase in occupancy of 9.0 points to 60.7% and ADR of 15.4% to $90.79.

         Other full service hotels include the 94-room Hotel Rex in San Francisco Union Square where RevPAR decreased 14.7% in the quarter driven by a decrease in occupancy of 13.6 points resulting from a soft San Francisco market. The five Holiday Inn hotels, which have an average of 190 rooms per hotel, experienced a decrease in RevPAR of 2.5% for the quarter. The Holiday Inn at Crystal Lake, IL (a suburb of Chicago) has been hit by enormous supply increases over the last 21 months as over 400 primarily limited service rooms have opened in the hotels primary and secondary market area. Group business remains strong but transient business has been reduced in that market. In the first quarter of 2001, the Company spent approximately $1.6 million renovating the hotel to better compete with this new supply. Even though the rest of the Holiday Inn hotels are located primarily in competitive secondary markets that do not allow us the opportunity to aggressively increase rate or occupancy, two of our Holiday Inns, Louisville, KY and Lafayette, LA, produced RevPAR increases of 7.6% and 14.8%, respectively.

         The extended stay hotels, which comprised approximately 32% of EBITDA, produced an increase in RevPAR of 6.4% for the quarter which represents the largest ever increase in RevPAR for the Company's portfolio of extended stay hotels. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott which produced an increase in RevPAR of 5.3% from increases in occupancy of 2.1 points and ADR of 2.6%. Per Marriott International's first quarter earnings release, the Residence Inn brand first quarter RevPAR increase of 4.7% was 3 percentage points higher than all of the other Marriott brands, excluding Courtyard which increased 4.9%

         The limited service hotels, which comprise approximately 22% of EBITDA, experienced an increase in RevPAR of 5.6% in the quarter. Seventeen of the twenty-six limited service hotels are Hampton Inns that produced increased RevPAR of 9.7% from increases in occupancy of 4.0 points and ADR of 3.3%. These increases are due to a combination of slowing limited service room supply, the slowing economy that translated into guests trading down in price points to stay at limited service hotels, and the benefit of the Hilton Honors program. Our Hampton performance is similar to the nationwide Hampton performance recently published by Hilton. Nationwide, Hampton Inns RevPAR increased 10.6% in the first quarter far surpassing all other Hilton brands other than Hilton Garden Inns.

Expenses

         As a percentage of total hotel revenue, hotel operating expenses increased slightly to 60.3% from 60.0% for the quarter driven by increased energy and franchise costs. Corporate expenses, before the Hilton lease termination and minority interest in Operating Partnership, remained flat at 27.3% and 27.2%, respectively.

         Property operating costs increased $477 thousand over the prior year due primarily to an increase in energy costs of 26%. At our ten California properties, energy costs rose 64% over first quarter 2000 levels. The Company is implementing several initiatives, including the use of high efficiency lighting, to lessen the impact of energy costs going forward. These increases were partially offset by the collection of $76 thousand of energy surcharges at the California hotels.

         Franchise costs increased $779 thousand or approximately 22% primarily due to the brands frequency programs (specifically the Hilton Honors program which is now accepted at our Hampton Inns). While these costs are not directly attributable to increased revenues, the Company has seen the significant effect it has made on RevPAR growth at our limited service hotels.

         For the quarter, depreciation increased 14.3% due to the increases in depreciable assets resulting from renovation expenditures at certain of the hotels, including the Hilton San Francisco Fisherman's Wharf. As a percentage of hotel revenue, depreciation increased from 12.1% to 12.8%. The Company is now substantially finished with the renovations and expects depreciation to level off. The Company expects future capital expenditures to approximate 5% to 6% of hotel revenue.

         Corporate general and administrative expenses decreased $0.7 million to 2.0% from 3.4% of hotel revenue in the quarter. In the first quarter 2000, the Company wrote off development and due diligence costs, for potential projects that the Company decided not to pursue, of $246,000 and incurred severance expense of approximately $300,000 associated with a former employee.

         Interest expense increased $0.8 million over the prior year's quarter due to a weighted average increase in borrowings for the quarter of approximately $36 million. Borrowings increased primarily due to the funding of the Hilton lease termination transaction as well as renovation costs.

         The Hilton lease termination of $64.9 million represents the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

         For income tax purposes, the $64.9 million Hilton lease termination expenses are deductible through 2012. For financial reporting purposes, these amounts were expensed on January 1, 2001. As such a deferred tax asset and income tax benefit were recorded using an effective tax rate of 38%. Also included in the income tax benefit is a provision of $52 thousand, which represents state income taxes for those states where the TRS Lessees lease hotels, but the states have yet to adopt the TRS Provisions of the RMA (Arizona, Indiana and Texas). The Company believes that these states will ultimately adopt the RMA retroactive to January 1, 2001 and these expenses will be added back to income in a later quarter.

Net Income

         Net income (loss) applicable to common shareholders for the first quarter 2001 and 2000 was $(26.5) million and $4.7 million, respectively. Included in the net loss applicable to common shareholders for the first quarter 2001 is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock from Hilton.

FUNDS FROM OPERATIONS AND EBITDA

         The Company considers Recurring Funds From Operations ("Recurring FFO") and EBITDA to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items. However, Recurring FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. Recurring FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

    The following details the computation of Recurring FFO for the three months ended March 31 (in thousands):

                                                                                2001       2000
                                                                                ----       ----
        Net income (loss)                                                    $(30,821)   $ (5,246)
        Minority interest in Operating Partnership                             (2,447)       (538)
        Deferred revenue                                                        1,277      13,696
        Depreciation                                                            7,394       6,623
        Hilton lease termination                                               64,896
        Deferred income tax provision                                         (24,531)
        Preferred stock dividends                                                (780)       (348)
                                                                             --------    --------
        Recurring FFO                                                        $ 14,988    $ 14,187
                                                                             ========    ========

        Weighted average common shares,
        partnership units and potential
        dilutive shares outstanding                                            27,468      27,305

The following details the computation of EBITDA for the three months ended March 31 (in thousands):

                                                    2001      2000
                                                    ----      ----
Recurring FFO                                      $14,988   $14,187
Interest expense                                     6,556     5,466
Amortization                                           703       421
Current income taxes                                    52
Preferred stock dividends                              780       348
                                                   -------   -------
EBITDA                                             $23,079   $20,422
                                                   =======   =======

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the three months ended March 31, 2001, cash flow used by operating activities was $27.5 million. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At March 31, 2001, the Company had $16.7 million of cash and cash equivalents and had borrowed $93.8 million under its $140.0 million Line of Credit.

         The following details the Company's debt outstanding at March 31, 2001 (dollar amounts in thousands):

                                                                                                     COLLATERAL
                                                                                         ------------------------------------
                                                                                               # OF        NET BOOK VALUE AT
                          BALANCE    INTEREST RATE                         MATURITY          HOTELS          MARCH 31, 2001
                          -------    -------------                         --------          ------          --------------
Line of Credit            $93,773    LIBOR + 200bp     Fixed/Variable     July 2003            23                  $201,459
Mortgage                   36,048        6.83%             Fixed          August 2008          15                   144,649
Mortgage                   25,000        7.30%             Fixed         November 2011         (a)                      (a)
Mortgage                   93,100        7.83%             Fixed         December 2008         10                   129,536
Mortgage                   18,842        8.22%             Fixed         November 2007          1                    45,867
Mortgage                   51,877        8.00%             Fixed          August 2010           8                    87,211
                         --------                                                                                  --------
                         $318,281                                                                                  $608,722
                         ========                                                                                  ========

(a) This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

         The interest rate on the Line of Credit ranges from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 8.2% at March 31, 2001. The Line of Credit is collateralized by first priority mortgages on 23 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at March 31, 2001.

         On March 21, 2001, the Company entered into an interest rate swap agreement, which effectively fixes the rate on $30 million of the Company's floating rate debt at 6.775% through July 20, 2003. The 6.775% interest rate consists of a fixed rate of 4.775% plus the credit spread in effect on the Company's line of credit (currently 200 basis points). The credit spread can vary from 150 basis points to 225 basis points, depending on the Company's leverage ratios. The agreement effectively converts a portion of the Company's floating rate debt to fixed rate in order to reduce the Company's risk to increases in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts.

         In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 5.2925% at March 31, 2001 and pays a fixed rate of 6.535%.

         The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At March 31, 2001, approximately 93% of RFS' debt is fixed at an average interest rate of 7.7%.

         Future scheduled principal payments of debt obligations at March 31, 2001 are as follows (in thousands):

                                                                         AMOUNT
                                                                        --------
                            2001                                          $4,573
                            2002                                           6,547
                            2003                                         100,817
                            2004                                           7,547
                            2005                                           8,152
                            Thereafter                                   190,645
                                                                        --------
                                                                        $318,281
                                                                        ========

         On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the stated value of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable upon a change of control, dissolution, or winding up of the Company or on the Company's failure to qualify as a REIT.

Certain significant credit statistics at March 31, 2001 are as follows:

   -    Trailing twelve month interest coverage ratio of 3.8x
   -    Total debt to EBITDA of 3.3x
   -    Weighted average maturity of fixed rate debt of 8.3 years
   -    Fixed interest rate debt equal to 93% of total debt
   - Debt equal to 41% of investment in hotel properties, at cost (before depreciation and after capital expenditures and includes the costs associated with the Hilton lease termination of approximately $60 million)

         During the three months ended March 31, 2001, the Company spent $4.8 million on capital improvements to its hotels. The Company expects to spend approximately $19 million on capital improvements to its hotels in 2001, which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the Line of Credit.

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

         The Company intends to fund cash distributions to shareholders principally out of cash generated from operations. The Company may incur, or cause the Operating Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% (effective January 1, 2001) of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

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

         Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our quarterly interest expense would have increased by approximately $36 thousand, based on balances outstanding during the quarter ended March 31, 2001.

         The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At March 31, 2001, the Company had outstanding total indebtedness of approximately $318.3 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower it's overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 93% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.7% at March 31, 2001. On March 21, 2001, the Company entered into an interest rate swap agreement for a notional amount of $30.0 million that effectively locked an interest rate (before the spread of LIBOR) of 4.775% through an interest rate swap agreement. The Company participates in a second interest rate swap agreement for a notional amount of $40.0 million that effectively locked an interest rate (before the spread of LIBOR) of 6.535%. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at March 31, 2001, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2001. For the interest rate swap, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at March 31, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.7%, which consists of the 7-year treasury of 4.7% as of March 31, 2001, plus 200 basis points.


                                                EXPECTED PRINCIPAL CASH FLOWS
                                                        (IN THOUSANDS)
                                       --------- -------- ---------- --------- --------- ------------ ----------- ------------
                                                                                                                     Fair
                                                                                                                     Value
             Liabilities                 2001     2002      2003       2004      2005    Thereafter     Total        Total
                                         ----     ----      ----       ----      ----    ----------     -----        -----
      Long-Term Debt:
        Fixed Rate                       $4,573   $6,547    $77,044    $7,547    $8,152     $190,645    $294,508     $305,961
        Average Interest Rate              7.71%    7.71%      7.71%     7.68%     7.68%        7.68%
      Variable Rate                                   --    $23,773        --        --           --     $23,773      $23,773
        Average Interest Rate                                  8.09%

      Interest Rate Derivatives:
        Variable to Fixed                                   $70,000                                      $70,000     $(1,702)
        Average Pay Rate (1)               5.78%    5.78%      5.78%
        Average Receive Rate (1)           4.81%    4.74%      5.08%

         (1) Before the spread on LIBOR of 200 basis points.

         The table incorporates only those exposures that exist as of March 31, 2001 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.



                  PART II - OTHER INFORMATION


ITEM 6B.  REPORTS ON FORM 8-K AND 8-K/A

  - January 16, 2001 - Report of the termination of the leases, management contracts and ancillary agreements with Hilton for approximately $60 million in cash effective January 1, 2001 and to report that in connection with the termination, the Company purchased 973,684 shares of the Company's convertible preferred stock (Series A Preferred Stock) owned by Hilton for approximately $13 million.

  - January 31, 2001 - Report of the issuance of a press release announcing that the Company's operating results for the fourth quarter and the year ended December 31, 2000 substantially exceeded analyst's expectations and to announce the characterization of the Company's 2000 dividends on its common shares for income tax purposes.

  - March 20, 2001 - Report on Form 8-K/A to amend the Form 8-K dated January 16, 2001 to present the audited financial statements of the acquired business, RFS, Inc. (a wholly owned subsidiary of Hilton), and to present the unaudited pro forma financial information of the Company as if the terminations of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company's Series A Preferred Stock and the issuance of the Company's Series B Preferred Stock had occurred on January 1, 2000.

  - May 3, 2001 - Report of the issuance of a press release announcing that the Company's operating results for the first quarter ended March 31, 2001 exceeded analysts expectations and represented the best first quarter operating results in the Company's history.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RFS HOTEL INVESTORS, INC.


May 14, 2001                              /s/  KEVIN  M. LUEBBERS
------------                          -----------------------------------------
Date                                  Kevin M. Luebbers, Secretary and Treasurer
(Principal Financial and Accounting
   Officer)