Form 10-Q
period 2001-06-30
RFS HOTEL INVESTORS INC
filed 2001-08-08
CIK 906408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


                            [X] Yes     No [ ]

         The number of shares of Registrant's Common Stock, $.01 par value, outstanding on August 8, 2001 was 25,204,876.

                           RFS HOTEL INVESTORS, INC.
                                     INDEX


PART I.           FINANCIAL INFORMATION                                                  PAGE

     Item 1.      Financial Statements

                  Consolidated Balance Sheets - June 30, 2001 (unaudited)
                  and December 31, 2000                                                   3

                  Consolidated Statements of Operations - For the three and six
                  months ended June 30, 2001 and 2000 (unaudited)                         4

                  Consolidated Statements of Cash Flows - For the six
                  months ended June 30, 2001 and 2000 (unaudited)                         5

                  Notes to Consolidated Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               10

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk               17


PART II.          OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders                     18

     Item 6.      Exhibits and Reports on Form 8-K                                        18

                           RFS HOTEL INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2001                  2000
                                                                                           ---------            ------------
                                                                                          (UNAUDITED)
ASSETS

Investment in hotel properties, net                                                        $ 623,158             $ 635,997
Cash and cash equivalents                                                                     18,043                 3,681
Restricted cash                                                                                4,872                 4,929
Accounts receivable                                                                            6,706                13,041
Deferred expenses, net                                                                         6,264                 6,814
Other assets                                                                                   4,718                 9,005
Deferred income taxes                                                                         24,499
                                                                                           ---------             ---------
             Total assets                                                                  $ 688,260             $ 673,467
                                                                                           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                                      $  25,024             $  12,734
Borrowings on Line of Credit                                                                  85,500                50,273
Mortgage notes payable                                                                       223,028               227,158
Deferred revenue                                                                               1,736
Minority interest in Operating Partnership, 2,459 and 2,562
     units issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively                                                          32,006                34,848
                                                                                           ---------             ---------
             Total liabilities                                                               367,294               325,013
                                                                                           ---------             ---------

Series B Preferred Stock, $0.01 par value, 5,000 shares
  authorized, 250 shares issued and outstanding                                               25,000
                                                                                           ---------

Commitments and contingencies

Shareholders' equity:
  Series A Preferred Stock, $.01 par value, 5,000 shares authorized, 974 shares
    issued and outstanding at December 31, 2000                                                                         10
  Common Stock, $.01 par value, 100,000 shares
    authorized, 25,728 and 25,088 shares issued at June 30, 2001
    and December 31, 2000, respectively                                                          257                   251
   Additional paid-in capital                                                                366,554               374,910
   Other comprehensive income                                                                 (1,455)
   Treasury stock, at cost, 576 shares                                                        (8,100)               (8,100)
   Distributions in excess of earnings                                                       (61,290)              (18,617)
                                                                                           ---------             ---------
     Total shareholders' equity                                                              295,966               348,454
                                                                                           ---------             ---------
     Total liabilities and shareholders' equity                                            $ 688,260             $ 673,467
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

                           RFS HOTEL INVESTORS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                         2001           2000           2001            2000
                                                                       --------       --------       ---------       --------
Revenue:
      Rooms                                                            $ 52,163                      $ 102,069
      Food and beverage                                                   4,580                          9,337
      Other operating departments                                         2,563                          4,989
      Lease revenue                                                       1,429       $ 28,282           3,317       $ 52,901
      Deferred revenue                                                     (457)       (13,811)         (1,736)       (27,507)
      Other                                                                 137             31             341            510
                                                                       --------       --------       ---------       --------
            Total hotel revenue                                          60,415         14,502         118,317         25,904
                                                                       --------       --------       ---------       --------

Hotel operating expenses by department:
      Rooms                                                               9,847                         19,459
      Food and beverage                                                   3,553                          7,061
      Other operating departments                                           557                          1,097
Undistributed hotel operating expenses:
      Property operating costs                                            5,670                         11,461
      Property taxes, insurance and other                                 2,896          2,763           6,141          5,597
      Franchise costs                                                     4,621                          9,011
      Maintenance and repair                                              2,616                          5,198
      Management fees                                                     1,532                          2,883
      General and administrative                                          4,003                          7,913
                                                                       --------       --------       ---------       --------
            Total hotel operating expenses                               35,295          2,763          70,224          5,597

Depreciation                                                              7,483          6,782          14,877         13,404
Amortization of deferred expenses and unearned compensation                 707            467           1,410            889
General and administrative                                                1,006          1,492           2,179          3,333
Hilton lease termination                                                    600                         65,496
Interest expense                                                          6,216          5,736          12,772         11,203
(Gain) loss on sale of hotel properties                                  (1,200)         4,000          (1,200)         4,000
                                                                       --------       --------       ---------       --------

Income (loss) before minority interest and income taxes                  10,308         (6,738)        (47,441)       (12,522)
Minority interest in income (loss) of Operating Partnership                 687           (630)         (1,759)        (1,168)
Benefit from income taxes                                                   (20)                       (24,499)
                                                                       --------       --------       ---------       --------

Net income (loss)                                                         9,641         (6,108)        (21,183)       (11,354)
Preferred stock dividends                                                  (782)          (351)         (1,562)          (699)
Gain on redemption of Series A preferred stock                                                           5,141
                                                                       --------       --------       ---------       --------

Net income (loss) applicable to common shareholders                    $  8,859       $ (6,459)      $ (17,604)      $(12,053)
                                                                       --------       --------       ---------       --------
Earnings (loss) per share - basic and diluted                          $   0.35       $  (0.26)      $   (0.71)      $  (0.49)
Weighted average common shares outstanding - basic                       24,902         24,486          24,864         24,615
Weighted average common shares outstanding - diluted                     25,003         24,486          24,864         24,615


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    2001                 2000
                                                                                  --------             --------

Cash flows from operating activities:
  Net loss                                                                        $(21,183)            $(11,354)
  Adjustments to reconcile net loss to net cash
    Provided (used) by operating activities:
       Depreciation and amortization                                                16,287               14,293
       Minority interest in Operating Partnership                                   (1,759)              (1,168)
       (Gain) Loss on sale of hotel properties                                      (1,200)               4,000
      Changes in assets and liabilities:
         Accounts receivable                                                         6,335               (6,004)
         Other assets                                                                4,287                  129
         Deferred income taxes                                                     (24,499)
         Accounts payable and accrued expenses                                      11,862                  590
         Deferred revenue                                                            1,736               27,507
                                                                                  --------             --------
            Net cash provided (used) by operating activities                        (8,134)              27,993
                                                                                  --------             --------
Cash flows from investing activities:
  Investment in hotel properties and hotels under development                      (10,967)             (24,280)
  Cash paid for franchise fees                                                         (66)
  Restricted cash                                                                       57               (1,060)
  Proceeds from sale of hotel properties                                            11,408
                                                                                  --------             --------
           Net cash provided (used) by investing activities                            432              (25,340)
                                                                                  --------             --------
Cash flows from financing activities:
  Purchase of treasury stock                                                                             (4,444)
  Proceeds from borrowings                                                          51,500               26,000
  Payments on debt                                                                 (20,404)              (5,791)
  Redemption of preferred stock                                                    (13,000)
  Distributions to common and preferred shareholders                               (21,486)             (19,976)
  Distributions to limited partners                                                 (1,942)              (1,972)
  Redemption of units                                                                                       (43)
  Issuance of common and preferred stock, net of $1,060 issuance costs              27,565
  Loan fees paid                                                                      (169)              (1,662)
                                                                                  --------             --------
            Net cash provided (used) by financing activities                        22,064               (7,888)
                                                                                  --------             --------
Net increase (decrease) in cash and cash equivalents                                14,362               (5,235)
Cash and cash equivalents at beginning of period                                     3,681                5,913
                                                                                  --------             --------
Cash and cash equivalents at end of period                                        $ 18,043             $    678
                                                                                  ========             ========


Supplemental disclosure of non-cash activities:

In 2001, the Company:
i. Issued 103 shares of common stock with a value of $1.6 million in exchange for 103 Operating Partnership units and issued 7 shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.
ii. Recorded a liability of $1.5 million for the fair value of the interest rate swap at June 30, 2001.
iii. Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

In 2000, the Company recorded a $101 allocation to paid-in capital from minority interest.


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           RFS HOTEL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION. RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at June 30, 2001, owned interests in 58 hotels with 8,416 rooms located in 24 states (collectively the "Hotels"). RFS owns approximately 91% of RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

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

2. TERMINATION OF LEASES AND RELATED AGREEMENTS WITH HILTON. Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with Hilton Hotels Corporation ("Hilton") for approximately $65.5 million. This transaction represents the cancellation of certain executory contracts some of which extended through 2012 and $64.9 million was recorded as an expense in the first quarter 2001 and $0.6 million in the second quarter 2001 due to the timing of additional expenses incurred. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these contracts and, in the opinion of management, gives the Company (i) more control over the daily operations of the hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

         Simultaneous with the termination of the leases, management contracts and related agreements, the TRS Lessees entered into new management contracts with Flagstone Hospitality Management ("Flagstone"). Flagstone is a newly-formed company jointly owned by Angie Mock, its CEO and formerly Executive Vice President, Asset Management of the Company, and MeriStar Hotels and Resorts, the nation's largest independent hotel management company. At June 30, 2001, Flagstone manages 51 of the Company's 58 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels are operated under long term leases with third parties as of January 1, 2001.

         In connection with the termination of the leases and related agreements, the Company redeemed 973,684 shares of its Series A Preferred Stock owned by Hilton for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that was included in net income available to common shareholders in the first quarter 2001.

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

         Summarized below are the consolidated unaudited pro forma results of operations for the three and six months ended June 30, 2000, and the twelve months ended December 31, 2000, as if the termination of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company's Series A Preferred Stock and the issuance of the Company's Series B Preferred Stock had occurred on January 1, 2000. The pro forma information is based on the Company's consolidated results of operations for the three and six months ended June 30, 2000 and the twelve months ended December 31, 2000, and on data provided by the TRS Lessees, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of future operations.

                           RFS HOTEL INVESTORS, INC.
                  CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
                     TWELVE MONTHS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           THREE MONTHS          SIX MONTHS
                                                                              ENDED                ENDED
                                                                             JUNE 30,             JUNE 30,             DECEMBER 31,
                                                                               2000                 2000                  2000
                                                                           ------------          ----------            ------------
Revenue:
  Rooms                                                                      $ 52,305             $  97,732             $ 199,934
  Food and beverage                                                             5,016                 9,533                19,693
  Other operating departments                                                   2,497                 4,861                 9,804
  Lease revenue                                                                 1,420                 3,110                 5,877
  Deferred revenue                                                               (587)               (1,679)
  Other                                                                            70                   583                   943
                                                                             --------             ---------             ---------
      Total hotel revenue                                                      60,721               114,140               236,251
                                                                             --------             ---------             ---------

Hotel operating expenses by department:
  Rooms                                                                         9,626                18,409                38,195
  Food and beverage                                                             3,700                 7,036                14,489
  Other operating departments                                                     574                 1,124                 2,287
Undistributed operating expenses:
  Property operating costs                                                      5,563                10,877                23,047
  Property taxes, insurance and other                                           2,997                 6,053                11,763
  Franchise costs                                                               4,198                 7,809                16,161
  Maintenance and repair                                                        2,443                 4,800                 9,760
  Management fees                                                               1,495                 2,802                 5,739
  General and administrative                                                    4,011                 7,736                15,651
                                                                             --------             ---------             ---------
      Total hotel operating expenses                                           34,607                66,646               137,092

Depreciation                                                                    6,626                13,093                26,575
Amortization of deferred expenses and unearned compensation                       467                   888                 1,710
General and administrative                                                      1,492                 3,330                 6,304
Interest expense                                                                6,089                11,908                24,427
Loss on sale of hotel properties and franchise termination fees                 4,000                 4,000                 4,376
                                                                             --------             ---------             ---------

Income before minority interest and income taxes                                7,440                14,275                35,767
Minority interest in income of Operating Partnership                              722                 1,435                 3,218
Provision for income taxes                                                        601                 1,195                 2,679
                                                                             --------             ---------             ---------

Net income                                                                      6,117                11,645                29,870
Preferred stock dividends                                                        (782)               (1,562)               (3,125)
                                                                             --------             ---------             ---------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                                 $  5,335             $  10,083             $  26,745
                                                                             ========             =========             =========

3. BASIC AND DILUTED EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and equivalents outstanding during the period. Common share equivalents represent shares issuable upon exercise of options. For the six months ended June 30, 2001 and the three and six months ended June 30, 2000, common share equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share. In addition, the Series B Preferred Stock are non-convertible and accordingly are not included in the computation of diluted earnings per share.

4. DECLARATION OF DIVIDENDS. On July 23, 2001, the Company declared a $0.385 dividend on each share of Common Stock outstanding to shareholders of record on August 3, 2001. The dividend on Common Stock will be paid on August 15, 2001.

5.       REVENUE RECOGNITION. In accordance with Staff Accounting Bulletin
(SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three and six months ended June 30, 2001 and 2000, five and fifty-nine hotels were leased to third-party lessees, respectively.

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

7. INCOME TAXES. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         The components of income tax expense (benefit) for the three and six months ended June 30, 2001 are as follows:


                                                Three Months      Six Months
                                                    Ended            Ended
                                                ------------      ----------
Current:
   State                                           $(52)
Deferred:
   Federal                                           32           $(24,499)
                                                   ----           --------

Benefit from income taxes                          $(20)          $(24,499)
                                                   ====           ========


The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees, adjusted for tax timing differences related to the Hilton lease termination transaction.

         Applicable state income taxes for the three months ended March 31, 2001 related to those states where the TRS Lessees lease hotels and the states had yet to adopt the TRS Provisions of the RMA (Arizona, Indiana and Texas). In the second quarter of 2001, these states have conformed or agreed to conform with the RMA retroactive to December 31, 2000 and the expenses incurred in the first quarter have been reversed in the second quarter.

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

        The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at June 30, 2001. The Company anticipates it will not pay any material federal or state income taxes.

8. LEGAL PROCEEDINGS. Three management agreements between the former managers of three of the Company's hotels and the Company's former lessee, RFS, Inc. (a wholly-owned subsidiary of Hilton), were terminated by RFS, Inc. in connection with the termination of the leases, management contracts and related agreements with Hilton effective January 1, 2001. The former manager sued certain subsidiaries of the Company and Hilton, for among other things, wrongful termination and sought damages of not less than $12 million, as well as punitive damages. The Company agreed to indemnify and defend RFS, Inc. in this matter as part of the Hilton lease termination agreement.

         On July 11, 2001, the Company settled the lawsuit with the former managers. All costs related to this settlement were included in Hilton lease termination expense for the six months ended June 30, 2001. As a result of the settlement, the former management agreements have been terminated and new, more favorable management agreements have been entered into with Flagstone. No key personnel involved in the day-to-day operations of the hotel were lost as a result of the lawsuit settlement.

9. COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income
(loss). For the three and six months ended June 30, 2001, the Company's comprehensive income (loss) was $9.8 million and $(22.7) million, respectively, comprised of net income (loss) of $9.6 and $(21.2) million and income (loss) on the valuation of its interest rate swaps of approximately $0.2 million and $(1.5) million, respectively.

10. SEGMENT INFORMATION. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

11. CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2001, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. On January 1, 2001, the Company recorded a liability of approximately $0.8 million with a corresponding charge to other comprehensive income representing the fair value of its interest rate swap. On June 30, 2001, the interest rate swaps were reported at their fair value of a loss of approximately $1.5 million and the liability associated with this loss is included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. If LIBOR interest rates remain unchanged for the next twelve months, the Company estimates that interest expense will be $1.0 million higher than if the Company had not entered into the swaps. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives (cash flow hedges). Derivatives are used primarily to fix the rate on debt based on floating-rate indices. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

12. SUBSEQUENT EVENTS. On July 17, 2001, the Company concluded an amendment and extension of its $140 million Line of Credit. Key amendments to the terms of the agreement are as follows:

-        Extends the maturity date to July, 2004 from July, 2003.
- Reduces the Capitalization Rate used in determining the Borrowing Base Values from 11.5% to 11.0%.
-        Reduces the Minimum Interest Coverage Ratio from 2.75x to 2.50x.
- Increases the additional indebtedness covenant from $15 million to $50 million and gives the Company the ability to issue within 270 days of this amendment Senior Notes up to $100 million.
- Increases the limit on Restricted Investments, as defined in the loan agreement, to a maximum of 25% of total assets from 15%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at June 30, 2001, owned interests in 58 hotels with 8,416 rooms located in 24 states (collectively the "Hotels"). RFS owns approximately 91% of RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

         For the trailing twelve months ended June 30, 2001, the Company received 47% of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from full service hotels, 30% from extended stay hotels and 23% from limited service hotels.

         The following summarizes additional information for the 58 hotels owned at June 30, 2001:


                                                                             EBITDA(1)            EBITDA(1)
                                                                           THREE MONTHS          SIX MONTHS
                                            HOTEL                              ENDED                ENDED
    FRANCHISE AFFILIATION                 PROPERTIES       ROOMS/SUITES     JUNE 30, 2001       JUNE 30, 2001
    ---------------------                 ----------       ------------    --------------       -------------

Full Service Hotels:
   Sheraton                                     4               860            $ 3,529            $ 7,433
   Holiday Inn                                  5               954              2,230              4,289
   Independent                                  2               331              1,726              3,468
   Sheraton Four Points                         2               412              1,448              2,817
   DoubleTree                                   1               221                890              1,859
   Hilton                                       1               234              1,067              1,489
                                            -----            ------            -------            -------
                                               15             3,012             10,890             21,355
                                            -----            ------            -------            -------

Extended Stay Hotels:
   Residence Inn by Marriott                   14             1,847              6,826             13,155
   TownePlace Suites by Marriott                3               285                591              1,327
   Homewood Suites by Hilton                    1                83                169                403
                                            -----            ------            -------            -------
                                               18             2,215              7,586             14,885
                                            -----            ------            -------            -------

Limited Service Hotels:
   Hampton Inn(1)                              17             2,113              3,849              7,422
   Holiday Inn Express                          5               637              1,446              2,455
   Comfort Inn                                  2               337                378                568
   Courtyard by Marriott                        1               102                291                570
                                            -----            ------            -------            -------
                                               25             3,189              5,964             11,015
                                            -----            ------            -------            -------

Total                                          58             8,416            $24,440            $47,255
                                            =====            ======            =======            =======


(1) Does not include EBITDA of $92 from the Hampton Inn in Plano, Texas that was sold on February 20, 2001 and EBITDA of $131 and $303, for the three and six months ended June 30, 2001, from the Comfort Inn in Farmington Hills, Michigan that was sold in May, 2001.

         At June 30, 2001, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone and the remaining seven hotels are managed by four other third party management companies.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2001 and Pro Forma Three and Six Months Ended June 30, 2000.

         During 2000, our revenues primarily represented rental income from third party lessees. As a result of the previously discussed termination of the leases and related agreements with Hilton by our TRS Lessees, beginning January 1, 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. Accordingly, a comparison of historical results would not be meaningful and is not included herein. In order to provide a better understanding of the historical results, we have also presented unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2000, adjusted to reflect the termination of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company's Series A Preferred Stock and the issuance of the Company's Series B Preferred Stock as if these transactions had occurred on January 1, 2000. The following discussion and analysis compares the actual results for the three and six months ended June 30, 2001 to the pro forma results disclosed herein.

Revenues

         Revenue decreased 0.5% for the quarter from $60.7 million to $60.4 million primarily due to the sale of the Comfort Inn in Farmington Hills, Michigan in May, 2001. Year to date revenue increased 3.7% from $114.1 million to $118.3 million primarily due to an increase in revenue per available room (RevPAR) of 7.6% during the first quarter at our comparable hotels. RevPAR at our extended stay and limited service hotel portfolios continued to perform well in tough market conditions with increases in RevPar of 1.3% and 3.7% for the quarter and 3.8% and 4.7% year to date. The comparable California hotels (9 of 10 hotels excluding the Hilton San Francisco Fisherman's Wharf which was undergoing renovation in 2000) experienced an average RevPAR decrease of 2.3% for the quarter and an increase of 5.0% year to date. California hotels represented 35% of second quarter room revenue and 37% of room revenue year to date. Within California, San Francisco and Silicon Valley generates approximately 20% of room revenue and the economy of this area has slowed rapidly in the last few months. Preliminary results from July for these hotels show a continued deterioration of lodging demand and RevPAR. The Company estimates that RevPAR will decline during the second half of the year by 3-5%. This decline is attributable, almost exclusively, to a projected decline in RevPAR of 10-20% in the six Silicon Valley and San Francisco hotels. The balance of the Companys' portfolio is expected to produce revenue approximately equal to last year.

         The following shows hotel operating statistics for the 56 comparable hotels for the three and six months ended June 30, 2001. Excluded from the 56 comparable hotels are the Hilton San Francisco Fisherman's Wharf hotel, which underwent renovation and was converted from a Ramada Plaza in 2000 and the Sheraton Hotel in Birmingham, Alabama which was undergoing renovation in 2000.

                     COMPARABLE HOTELS OPERATING STATISTICS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                       ADR                  OCCUPANCY                  REVPAR
                              -------------------      --------------------      -------------------
                                         VARIANCE                  VARIANCE                 VARIANCE
    HOTEL TYPE                  2001     VS. 2000      2001        VS. 2000        2001     VS. 2000
    ----------                --------   --------      ----        --------      --------   --------

Full Service                  $111.66      1.4%        74.2%      (4.1 pts)      $82.84      (3.9)%
Extended Stay                   98.15      3.7%        82.0%      (1.9 pts)       80.50       1.3%
Limited Service                 70.99      3.2%        74.2%       0.3 pts        52.68       3.7%
                              -------
Total                         $ 91.84      2.2%        76.4%      (1.7 pts)      $70.14       0.0%
                              =======


                     COMPARABLE HOTELS OPERATING STATISTICS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                       ADR                  OCCUPANCY                  REVPAR
                              -------------------      --------------------      -------------------
                                         VARIANCE                  VARIANCE                 VARIANCE
    HOTEL TYPE                  2001     VS. 2000      2001        VS. 2000        2001     VS. 2000
    ----------                --------   --------      ----        --------      --------   --------
Full Service                  $114.43      5.0%        73.1%       (1.6 pts)     $83.61      2.7%
Extended Stay                   97.85      2.8%        82.3%        0.8 pts       80.56      3.8%
Limited Service                 71.62      3.4%        70.2%        0.8 pts       50.29      4.7%
                              -------
Total                         $ 93.22      3.6%        74.5%        0.0 pts      $69.45      3.6%
                              =======

         The 13 comparable full service (excludes the Hilton San Francisco Fisherman's Wharf and the Sheraton hotel in Birmingham, AL) produced an average RevPAR increase of 2.7% year to date but a decline in average RevPAR of 3.9% for the second quarter. The following six full service hotels located in Silicon Valley and San Francisco had RevPAR changes for the three and six months ending June 30, 2001 as follows.


                                                                 THREE            SIX
                                                                 MONTHS          MONTHS
         HOTEL                        LOCATION                   ENDED           ENDED
         -----                        --------                   ------          ------

173-room Sheraton                   Sunnyvale, CA                 (3.6)%          10.4%
235-room Beverly Heritage           Milpitas, CA                  (0.1)%           4.2%
229-room Sheraton                   Milpitas, CA                  (2.6)%           8.6%
214-room Sheraton Four Points       Pleasanton, CA                (3.3)%           9.0%
234-room Hilton                     San Francisco, CA              7.7%           36.7%
 94-room Hotel Rex                  San Francisco, CA            (14.3)%         (14.4)%

         As explained previously, the Silicon Valley and San Francisco markets have slowed rapidly due to deteriorating economic conditions, particularly in the technology sector, and this has adversely affected the operational results of these hotels.

         The 255-room Sheraton hotel in Clayton, MO, a suburb of St. Louis, which was converted from a Holiday Inn hotel in August 1999, produced RevPAR gains of 4.6% and 10.8% for the quarter and year to date through an increase in occupancy of 7.1 points and 10.9 points, respectively. The 205-room Sheraton hotel in Birmingham, AL, which was renovated in 2000, produced a RevPAR increase of 6.8% in the quarter achieved by an increase in ADR of 8.7% to $92.66. The five Holiday Inn hotels, which have an average of 190 rooms per hotel, experienced a decrease in RevPAR of 7.5% for the quarter and 5.1% for the year. The Holiday Inn at Crystal Lake, IL (a suburb of Chicago) has been impacted by supply increases over the last 21 months as over 400 primarily limited service rooms have opened in the hotels primary and secondary market area with RevPAR down approximately 20% for the year. In the first quarter of 2001, the Company spent approximately $1.6 million renovating the hotel to better compete with this new supply. The rest of the Holiday Inn hotels are located primarily in competitive secondary markets. Excluding the Holiday Inn Crystal Lake, RevPAR was up 0.4% at our other Holiday Inns for the year.

         The extended stay hotels, which comprised approximately 30% of TTM EBITDA, produced an increase in RevPAR of 1.3% for the quarter and 3.8% for the year driven by our best first quarter ever for increase in RevPAR for the Company's portfolio of extended stay hotels. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott which produced an increase in RevPAR of 0.5% for the quarter and 2.8% for the year, due to an increase in ADR of 3.7% for the quarter offset by a decrease in occupancy of 3.1%, and an increase in ADR of 3.1% for the year. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers.

         The limited service hotels, which comprise approximately 23% of TTM EBITDA, experienced an increase in RevPAR of 3.7% in the quarter and 4.7% year to date. Seventeen of the twenty-six limited service hotels are Hampton Inns that produced increased RevPAR of 6.7% for the quarter and 8.2% year to date from increases in occupancy of 1.0 and 2.6 points and ADR of 5.2% and 4.3%, respectively. These increases are due to a combination of slowing increase in limited service room supply, the slowing economy that translated into guests trading down in price points to stay at limited service hotels, and the benefit of the Hilton Honors program. Our Hampton performance is similar to the nationwide Hampton performance recently published by Hilton. Nationwide, Hampton Inns RevPAR increased 3.2% in the second quarter far surpassing all other Hilton brands.

Expenses

         As a percentage of total hotel revenue, hotel operating expenses increased to 58.1% from 56.5% for the quarter and to 59.4% from 58.4% for the year driven primarily by increased energy and franchise costs. Corporate expenses, before the Hilton lease termination and gain or loss on sale of hotels, increased to 25.4% from 24.0% for the quarter and to 26.1% from 25.4% for the year, due to increased depreciation resulting from recent renovations and rebrandings (primarily the Hilton in San Francisco).

         Property operating costs increased $0.1 million or 1.9% for the quarter and $0.6 million or 5.4% year to date due primarily to an increase in energy costs of 14.2% and 20.4%, respectively. At our ten California properties, energy costs rose 17.2% for the quarter and 38% year to date compared to 2000 levels. The Company has implemented several initiatives, including the use of high efficiency lighting and energy surcharges at the California hotels to lessen the impact of energy costs.

         Franchise costs increased $0.4 million or 10.0% for the quarter and $1.2 million or 15.4% for the year due primarily to the brands frequency programs (specifically the Hilton Honors program which is now accepted at our Hampton Inns). While these costs are not directly attributable to increased revenues, the Company has seen the beneficial effect it has made on RevPAR growth at our limited service hotels.

         For the quarter and year to date, depreciation increased 12.9% and 13.6%, respectively, due to the increase in depreciable assets resulting from renovation expenditures at certain of our hotels, including the Hilton San Francisco Fisherman's Wharf. As a percentage of year to date hotel revenue, depreciation increased from 11.4% to 12.6%. The Company is now substantially finished with the renovations and expects depreciation to level off. The Company expects future capital expenditures to approximate 5% to 6% of hotel revenue.

         Corporate general and administrative expenses decreased $0.5 million to 1.7% from 2.4% of hotel revenue in the quarter and decreased $1.2 million to 1.8% from 2.9% of hotel revenue for the year. In the second quarter 2001, the Company implemented an austerity program aimed at reducing these expenses which provided a $0.3 million favorable variance versus 2000 and also reduced executive bonuses for 2001 by $0.2 million. The remainder of the year to date variance relates to the first quarter 2000, when the Company wrote off development and due diligence costs, for potential projects that the Company decided not to pursue, of $0.2 million and incurred severance expense of approximately $0.3 million associated with a former employee.

         Interest expense increased $0.1 million over the prior year's quarter due to a weighted average increase in borrowings for the quarter of approximately $12 million partially offset by a. decrease in the average interest rate. Total debt was reduced by approximately $10 million from the first quarter to the second quarter. For the year, interest expense increased $0.9 million due to a weighted average increase in borrowings of approximately $24 million. Borrowings increased primarily due to the funding of the Hilton lease termination transaction as well as renovation costs.

         The Hilton lease termination of $65.5 million represents the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

         For income tax purposes, the $65.5 million Hilton lease termination expenses are deductible through 2012. For financial reporting purposes, these amounts were expensed on January 1, 2001. As such a deferred tax asset and income tax benefit were recorded using an effective tax rate of 38%. Also included in the income tax provisions for the quarter is a benefit of $52 thousand, which represents the reversal of state income taxes for those states where the TRS Lessees lease hotels, and the states had not adopted the TRS Provisions of the RMA (Arizona, Indiana and Texas). In the second quarter 2001, these states have conformed or agreed to conform with the RMA retroactive to January 1, 2001 and the expenses incurred in the first quarter have been reversed in the second quarter.

Net Income

         Net income (loss) applicable to common shareholders for the three and six months ended June 30, 2001 and 2000 was $8.9 million and $(6.5) million and $(17.6) million and $(12.1) million, respectively. Included in the net loss applicable to common shareholders the six months ended June 30, 2001 is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock from Hilton.

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

    The following details the computation of Recurring FFO (in thousands):


                                                     FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                  -------------------------         -------------------------
                                                    2001             2000             2001             2000
                                                  --------         --------         --------         --------
Net income (loss)                                 $  9,641         $ (6,108)        $(21,183)        $(11,354)
Minority interest in Operating Partnership             687             (630)          (1,759)          (1,168)
Deferred revenue                                       457           13,811            1,736           27,507
Depreciation                                         7,483            6,782           14,877           13,404
Hilton lease termination                               600                            65,496
(Gain) loss on sale of hotel properties             (1,200)           4,000           (1,200)           4,000
Deferred income tax provision                           32                           (24,499)
Preferred stock dividends                             (782)            (351)          (1,562)            (699)
                                                  --------         --------         --------         --------
Recurring FFO                                     $ 16,918         $ 17,504         $ 31,906         $ 31,690
                                                  ========         ========         ========         ========

Weighted average common shares,
partnership units and potential
dilutive shares outstanding                         27,474           27,052           27,452           27,180


     The following details the computation of EBITDA (in thousands):


                                      FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                             ENDED                              ENDED
                                             JUNE 30,                          JUNE 30,
                                   --------------------------          ------------------------
                                     2001               2000            2001              2000
                                   --------           -------          -------          -------

Recurring FFO                      $ 16,918           $17,504          $31,906          $31,690
Interest expense                      6,216             5,736           12,772           11,203
Amortization                            707               467            1,410              889
Current income taxes                    (52)
Preferred stock dividends               782               351            1,562              699
                                   --------           -------          -------          -------
EBITDA                             $ 24,571           $24,058          $47,650          $44,481
                                   ========           =======          =======          =======


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the six months ended June 30, 2001, cash flow used by operating activities was $8.1 million. Excluding the Hilton lease termination transaction, cash flow provided by operating activities would have been $57.4 million. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its strategic objectives and any other liquidity needs, not funded by operating cash flow, by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At June 30, 2001, the Company had $18.0 million of cash and cash equivalents and had borrowed $85.5 million under its $140.0 million Line of Credit, subject to the Borrowing Base Values.

         The following details the Company's debt outstanding at June 30, 2001 (dollar amounts in thousands):


                                                                                                         COLLATERAL
                                                                                             ----------------------------------
                                                                                              # OF            NET BOOK VALUE AT
                          BALANCE    INTEREST RATE                         MATURITY          HOTELS            JUNE 30, 2001
                          -------    -------------                         --------          ------           -----------------
Line of Credit            $85,500    LIBOR + 200bp     Fixed/Variable      July 2004           22                  $188,703
Mortgage                   35,108        6.83%             Fixed          August 2008          15                   144,661
Mortgage                   25,000        7.30%             Fixed         November 2011        (a)                       (a)
Mortgage                   92,777        7.83%             Fixed         December 2008         10                   128,397
Mortgage                   18,414        8.22%             Fixed         November 2007          1                    45,697
Mortgage                   51,729        8.00%             Fixed          August 2010           8                    86,533
                           ------                                                                                    ------
                          308,528                                                                                  $593,991
                          =======                                                                                  ========

(a) This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

         The interest rate on the Line of Credit ranges from 150 basis points to 225 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate on the portion of the Line of Credit not subject to interest rate swaps of $15,500 was approximately 8.2% at June 30, 2001. The Line of Credit is collateralized by first priority mortgages on 22 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company may obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. Borrowings under the Line of Credit are limited to the Borrowing Base Value as calculated in accordance with the terms of the Line of Credit, which value may be less than the $140 million Line of Credit facility. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at June 30, 2001.

          On July 17, 2001, the Company concluded an amendment and extension of its $140 million Line of Credit. Key amendments to the terms of the agreement are as follows:

-        Extends the maturity date to July, 2004 from July, 2003.
- Reduces the Capitalization Rate used in determining the Borrowing Base Values from 11.5% to 11.0%.
-        Reduces the Minimum Interest Coverage Ratio from 2.75x to 2.50x.
- Increases the additional indebtedness covenant from $15 million to $50 million and gives the Company the ability to issue within 270 days of this amendment Senior Notes up to $100 million.
- Increases the limit on Restricted Investments, as defined in the loan agreement, to a maximum of 25% of total assets from 15%.

          The Company participates in two interest rate swap agreements. One of the interest rate swap agreements is for a notional amount of $30 million maturing in July 2003. Under this interest rate swap agreement, the Company receives payments based on the one month LIBOR rate of 4.06% and pays a fixed rate of 4.775% at June 30, 2001. In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the second interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 4.06% and pays a fixed rate of 6.535% at June 30, 2001.

         The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral (except for the 1996 CMBS debt) , upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At June 30, 2001, approximately 95% of RFS' debt is fixed at an average interest rate of 7.7%.

         Future scheduled principal payments of debt obligations at June 30, 2001 are as follows (in thousands):


                                                  AMOUNT
                                                 --------
     2001                                        $  3,080
     2002                                           6,547
     2003                                           7,044
     2004                                          93,047
     2005                                           8,152
     Thereafter                                   190,658
                                                 --------
                                                 $308,528
                                                 ========

         On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends at an annual rate of 12.5%. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the stated value of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable upon a change of control, dissolution, or winding up of the Company or on the Company's failure to qualify as a REIT.

Certain significant credit statistics at June 30, 2001 are as follows:

-        Trailing twelve month interest coverage ratio of 3.7x
-        Total debt to TTM EBITDA of 3.3x
-        Weighted average maturity of fixed rate debt of 7.8 years
-        Fixed interest rate debt equal to 95% of total debt
- Debt equal to 39% of investment in hotel properties, at cost (before depreciation and after capital expenditures and includes the costs associated with the Hilton lease termination of approximately $60 million)

         The Company has spent approximately $11.0 million on capital improvements to its hotels for the year. The Company expects to spend approximately $19 million on capital improvements to its hotels in 2001, which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the Line of Credit.

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

DIVIDENDS/DISTRIBUTIONS

         The Company intends to fund cash distributions to shareholders and unitholders out of cash generated from operations. The Company pays regular distributions on its common shares and common units and the current quarterly distribution is $0.385 per share or unit. Quarterly preferred distributions of $3,125 are payable on each Series B Preferred Share. The holders of the common units may redeem their units for cash, or at the election of the Company, common shares on a one-for-one basis.

SEASONALITY OF HOTEL BUSINESS

         The hotel industry is seasonal in nature. Historically, hotel operations have generally reflected higher occupancy rates and ADR during the second and third quarters. The extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding the shortfall with available cash or borrowings.

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

         The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At June 30, 2001, the Company had outstanding total indebtedness of approximately $308.5 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower it's overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 95% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.7% at June 30, 2001. The Company participates in two interest rate swap agreements, the first agreement is for a notional amount of $40.0 million that effectively locked an interest rate (before the spread of LIBOR) of 6.535% and a second interest rate swap agreement for a notional amount of $30.0 million that effectively locked an interest rate (before the spread of LIBOR) of 4.775%. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $13 thousand and $49 thousand respectively, based on balances outstanding during the three and six months ended June 30, 2001.

         The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at June 30, 2001, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2001. For the interest rate swap, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at June 30, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.1%, which consists of the 7-year treasury of 5.1% as of June 30, 2001, plus 200 basis points.


                                                               EXPECTED PRINCIPAL CASH FLOWS
                                                                      (IN THOUSANDS)
                                   ---------------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                           Value
       Liabilities                 2001        2002          2003           2004       2005     Thereafter     Total       Total
       -----------                 ----        ----          ----           ----       ----     ----------     -----       -----
Long-Term Debt:
  Fixed Rate                     $3,080       $6,547        $ 7,044        $77,547     $8,152    $190,658     $293,028    $299,853
  Average Interest Rate            7.71%        7.71%          7.71%          7.71%      7.68%       7.68%
Variable Rate                                     --             --        $15,500         --          --     $ 15,500    $ 15,500
  Average Interest Rate                                                       8.20%

Interest Rate Derivatives:
  Variable to Fixed                                         $70,000                                           $ 70,000    $ (1,455)
  Average Pay Rate (1)             5.78%        5.78%          5.78%
  Average Receive Rate (1)         3.85%        4.62%          5.64%


(1)      Before the spread on LIBOR of 200 basis points.

         The table incorporates only those exposures that exist as of June 30, 2001 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 3, 2001, the annual meeting of shareholders was held to elect three Class II directors to serve on the Board of Directors until the annual meeting of shareholders in 2004.

                  The shareholders voted to elect the following three directors:


         Class II Directors:                                  Votes For         Votes Withheld
         -------------------                                  ---------         --------------
         Bruce E. Campbell, Jr.                               23,459,203             102,772
         H. Lance Forsdick, Sr.                               21,324,541           2,237,434
         Randy L. Churchey                                    22,242,079           1,319,896

         The following directors' terms of office continued after the meeting:

         Class III Directors (terms expiring in 2002) - Robert M. Solmson and
         R. Lee Jenkins

         Class III Directors (terms expiring in 2003) - Michael S. Starnes, John W. Stokes, Jr. and Richard Reiss, Jr.

ITEM 6B. REPORTS ON FORM 8-K AND 8-K/A

- May 3, 2001 - Report of the issuance of a press release announcing that the Company's operating results for the first quarter ended March 31, 2001 exceeded analysts expectations and represented the best first quarter operating results in the Company's history.
- August 2, 2001 - Report of the issuance of a press release announcing the Company's operating results for the second quarter ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RFS HOTEL INVESTORS, INC.


August 8, 2001                      /s/  KEVIN  M. LUEBBERS
                                    -------------------------------------------
Date                                Kevin M. Luebbers, Secretary and Treasurer
(Principal Financial and
Accounting Officer)