Form 10-Q
period 2001-09-30
RFS HOTEL INVESTORS INC
filed 2001-11-09
CIK 906408

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

Commission File number 34-0-22164

RFS HOTEL INVESTORS, INC.
(exact name of registrant as specified in its charter)

Tennessee (State or other incorporation)	62-1534743 (I.R.S. Employer Identification Number)

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

[X] Yes No [ ]

     The number of shares of Registrant’s Common Stock, $.01 par value, outstanding on November 8, 2001 was 25,234,877.

RFS HOTEL INVESTORS, INC.
INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – September 30, 2001 (unaudited) and December 31, 2000	3

Consolidated Statements of Operations — For the three and nine months ended September 30, 2001 and 2000 (unaudited)	4

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2001 and 2000 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

PART II. OTHER INFORMATION

Item 6b. Exhibits and Reports on Form 8-K	18

Item 1. Financial Statements

RFS HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Investment in hotel properties, net	$620,612	$635,997

Cash and cash equivalents	7,599	3,681

Restricted cash	5,570	4,929

Accounts receivable	6,169	13,041

Deferred expenses, net	6,858	6,814

Other assets	3,576	9,005

Deferred income taxes	25,207

Total assets	$675,591	$673,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$22,700	$12,734

Borrowings on Line of Credit	81,188	50,273

Mortgage notes payable	221,519	227,158

Deferred revenue	1,115

Minority interest in Operating Partnership, 2,459 and 2,562 units issued and outstanding at September 30, 2001 and December 31, 2000, respectively	31,297	34,848

Total liabilities	357,819	325,013

Series B Preferred Stock, $0.01 par value, 5,000 shares authorized, 250 shares issued and outstanding	25,000

Commitments and contingencies

Shareholders’ equity:

Series A Preferred Stock, $.01 par value, 5,000 shares authorized, 974 shares issued and outstanding at December 31, 2000		10

Common Stock, $.01 par value, 100,000 shares authorized, 25,811 and 25,088 shares issued at September 30, 2001

and December 31, 2000, respectively	258	251

Additional paid-in capital	368,083	374,910

Other comprehensive income	(3,401)

Treasury stock, at cost, 576 shares	(8,100)	(8,100)

Distributions in excess of earnings	(64,068)	(18,617)

Total shareholders’ equity	292,772	348,454

Total liabilities and shareholders’ equity	$675,591	$673,467

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Rooms	$47,430		$149,499

Food and beverage	3,868		13,205

Other operating departments	2,242		7,231

Lease revenue	1,268	$29,836	4,585	$82,737

Deferred revenue	621	8,792	(1,115)	(18,715)

Other	76	143	417	653

Total hotel revenue	55,505	38,771	173,822	64,675

Hotel operating expenses by department:

Rooms	9,292		28,751

Food and beverage	3,186		10,247

Other operating departments	497		1,594

Undistributed hotel operating expenses:

Property operating costs	6,212		17,673

Property taxes, insurance and other	3,377	2,772	9,518	8,369

Franchise costs	4,272		13,283

Maintenance and repair	2,350		7,548

Management fees	1,069		3,952

General and administrative	3,813		11,726

Total hotel operating expenses	34,068	2,772	104,292	8,369

Depreciation	7,376	6,896	22,253	20,302

Amortization of deferred expenses and unearned compensation	722	342	2,132	1,232

General and administrative	944	1,418	3,123	4,750

Hilton lease termination			65,496

Interest expense	5,955	6,093	18,727	17,296

(Gain) loss on sale of hotel properties			(1,200)	4,000

Income (loss) before minority interest and income taxes	6,440	21,250	(41,001)	8,726

Minority interest in income (loss) of Operating Partnership	594	2,162	(1,165)	964

Benefit from income taxes	(708)		(25,207)

Net income (loss)	6,554	19,088	(14,629)	7,762

Preferred stock dividends	(781)	(355)	(2,343)	(1,054)

Gain on redemption of Series A preferred stock			5,141

Net income (loss) applicable to common shareholders	$5,773	$18,733	$(11,831)	$6,708

Earnings (loss) per share — basic and diluted	$0.23	$0.76	$(0.47)	$0.27

Weighted average common shares outstanding — basic	25,211	24,500	24,981	24,576

Weighted average common shares outstanding — diluted	25,263	24,534	24,981	24,591

     The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(in thousands)
(unaudited)

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(14,629)	$7,762

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	24,385	21,532

Minority interest in Operating Partnership	(1,165)	964

(Gain) loss on sale of hotel properties	(1,200)	4,000

Loss on retirement of assets		6

Change in unearned compensation		96

Changes in assets and liabilities:

Accounts receivable	6,872	(7,723)

Other assets	5,503	(339)

Deferred income taxes	(25,207)

Accounts payable and accrued expenses	7,592	1,149

Deferred revenue	1,115	18,715

Net cash provided by operating activities	3,266	46,162

Cash flows from investing activities:

Investment in hotel properties and hotels under development	(15,763)	(29,420)

Cash paid for franchise fees	(65)

Restricted cash	(641)	(1,917)

Proceeds from sale of hotel properties	11,324

Net cash used by investing activities	(5,145)	(31,337)

Cash flows from financing activities:

Purchase of treasury stock		(4,444)

Proceeds from borrowings	57,188	52,200

Payments on debt	(31,913)	(28,006)

Redemption of preferred stock	(13,000)

Distributions to common and preferred shareholders	(30,827)	(29,969)

Distributions to limited partners	(2,889)	(2,958)

Redemption of units		(43)

Issuance of common and preferred stock, net of $1,060 issuance costs	28,439	162

Loan fees paid	(1,201)	(2,754)

Net cash provided (used) by financing activities	5,797	(15,812)

Net increase (decrease) in cash and cash equivalents	3,918	(987)

Cash and cash equivalents at beginning of period	3,681	5,913

Cash and cash equivalents at end of period	$7,599	$4,926

Supplemental disclosure of non-cash activities:

     In 2001, the Company:

     i.     Issued 103 shares of common stock with a value of $1.6 million in exchange for 103 Operating Partnership units and issued 7 shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.

     ii.     Recorded a liability of $3.4 million for the fair value of the interest rate swaps at September 30, 2001.

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

RFS HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Organization. RFS Hotel Investors, Inc. (“RFS or the Company”), is a hotel real estate investment trust which, at September 30, 2001, owned interests in 58 hotels with 8,423 rooms located in 24 states (collectively the “Hotels”). RFS owns approximately 91% of RFS Partnership, L.P. (the “Operating Partnership”). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the “Company”.

     These unaudited consolidated financial statements include the accounts of the Company and have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.     Termination of Leases and Related Agreements with Hilton. Under the REIT Modernization Act (the “RMA”) that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company (“TRS Lessees”), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with Hilton Hotels Corporation (“Hilton”) for approximately $65.5 million. This transaction represents the cancellation of certain executory contracts some of which extended through 2012. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from the hotels, which previously accrued to Hilton under these contracts and, in the opinion of management, gives the Company (i) more control over the daily operations of the hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

     Simultaneous with the termination of the leases, management contracts and related agreements, the TRS Lessees entered into new management contracts with Flagstone Hospitality Management (“Flagstone”). At September 30, 2001, Flagstone manages 51 of the Company’s 58 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company’s hotels are operated under long term leases with third parties as of January 1, 2001.

     In connection with the termination of the leases and related agreements, the Company redeemed 973,684 shares of its Series A Preferred Stock owned by Hilton for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that was included in net income available to common shareholders in the first quarter 2001.

     The aggregate payments to Hilton (termination of the leases, management contracts and ancillary costs and redemption of the Preferred Stock) were financed by the sale of two hotels in 2000 for proceeds of approximately $25 million, proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred stock (the “Series B Preferred Stock”) for $25 million (before fees and expenses) and the balance from borrowings under the Company’s line of credit.

     Summarized below are the consolidated unaudited pro forma results of operations for the three and nine months ended September 30, 2000, and the twelve months ended December 31, 2000, as if the termination of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company’s Series A Preferred Stock and the issuance of the Company’s Series B Preferred Stock had occurred on January 1, 2000. The pro forma information is based on the Company’s consolidated results of operations for the three and nine months ended September 30, 2000 and the twelve months ended December 31, 2000, and on data provided by the TRS Lessees, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of future operations.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2000 and
Twelve Months Ended December 31, 2000
(in thousands)
(unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,	December 31,
	2000	2000	2000

Revenue:

Rooms	$55,023	$152,755	$199,934

Food and beverage	4,794	14,327	19,693

Other operating departments	2,545	7,406	9,804

Lease revenue	1,297	4,407	5,877

Deferred revenue	605	(1,074)

Other	181	764	943

Total hotel revenue	64,445	178,585	236,251

Hotel operating expenses by department:

Rooms	10,307	28,716	38,195

Food and beverage	3,657	10,693	14,489

Other operating departments	588	1,712	2,287

Undistributed operating expenses:

Property operating costs	6,144	17,021	23,047

Property taxes, insurance and other	3,036	9,089	11,763

Franchise costs	4,480	12,289	16,161

Maintenance and repair	2,480	7,280	9,760

Management fees	1,559	4,361	5,739

General and administrative	4,070	11,806	15,651

Total hotel operating expenses	36,321	102,967	137,092

Depreciation	6,740	19,833	26,575

Amortization of deferred expenses and unearned compensation	342	1,230	1,710

General and administrative	1,418	4,748	6,304

Interest expense	6,446	18,354	24,427

Loss on sale of hotel properties		4,000	4,376

Income before minority interest and income taxes	13,178	27,543	35,767

Minority interest in income of Operating Partnership	1,131	2,566	3,218

Provision for income taxes	942	2,137	2,679

Net income	11,105	22,750	29,870
Preferred stock dividends	(781)	(2,343)	(3,125)

Net income applicable to common shareholders	$10,324	$20,407	$26,745

3.     Basic and Diluted Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and equivalents outstanding during the period. Common share equivalents represent shares issuable upon exercise of options. For the nine months ended September 30, 2001, common share equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share. In addition, the Series B Preferred Stock are non-convertible and accordingly are not included in the computation of diluted earnings per share.

4.     Dividends. On October 31, 2001, the Company, declared a $0.10 dividend on each share of Common Stock outstanding to shareholders of records on November 12, 2001. The dividend on Common Stock will be paid on November 26, 2001.

5.     Revenue Recognition. In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three and nine months ended September 30, 2001 and 2000, five and fifty-nine hotels were leased to third-party lessees, respectively.

6.     Issuance of Preferred Stock. On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable upon a change of control, dissolution, or winding up of the Company or on the Company’s failure to qualify as a REIT.

7.     Income Taxes. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The components of income tax expense (benefit) for the three and nine months ended September 30, 2001 are as follows:

	Three Months	Nine Months
	Ended	Ended

Deferred:

Federal	$(708)	$(25,207)

Benefit from income taxes	$(708)	$(25,207)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees, adjusted for tax timing differences related to the Hilton lease termination transaction.

     The payments to terminate the operating leases, management contracts and ancillary agreements with Hilton represented the cancellation of executory contracts and were expensed for financial reporting purposes. For tax purposes, these payments will be amortized over the lives of the leases and will offset the income of the TRS Lessees such that the income tax provision in future years will be primarily a deferred tax provision that will reduce the $25.2 million deferred tax asset.

     The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at September 30, 2001. The Company anticipates it will not pay any material federal or state income taxes.

8.     Legal Proceedings. Three management agreements between the former managers of three of the Company’s hotels and the Company’s former lessee, RFS, Inc. (a wholly-owned subsidiary of Hilton), were terminated by RFS, Inc. in connection with the termination of the leases, management contracts and related agreements with Hilton effective January 1, 2001. The former manager sued certain subsidiaries of the Company and Hilton, for among other things, wrongful termination and sought damages of not less than $12 million, as well as punitive damages. The Company agreed to indemnify and defend RFS, Inc. in this matter as part of the Hilton lease termination agreement.

     On July 11, 2001, the Company settled the lawsuit with the former managers. All costs related to this settlement were included in Hilton lease termination expense. As a result of the settlement, the former management agreements have been terminated and new management agreements have been entered into with Flagstone. No key personnel involved in the day-to-day operations of the hotel were lost as a result of the lawsuit settlement.

9.     Comprehensive Income. SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income (loss). For the three and nine months ended September 30, 2001, the Company’s comprehensive income (loss) was $3.9 million and $(15.2) million, respectively, comprised of net income (loss) of $5.8 and $(11.8) million and loss on the valuation of its interest rate swaps of approximately $1.9 million and $3.4 million, respectively.

10.     Segment Information. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

11.     Change in Accounting Principle. Effective January 1, 2001, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. On January 1, 2001, the Company recorded a liability of approximately $0.8 million with a corresponding charge to other comprehensive income representing the fair value of its interest rate swap. On September 30, 2001, the interest rate swaps were reported at their fair value of a loss of approximately $3.4 million and the liability associated with this loss is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. If LIBOR interest rates remain unchanged for the next twelve months, the Company estimates that interest expense will be $2.2 million higher than if the Company had not entered into the swaps. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives (cash flow hedges). Derivatives are used primarily to fix the rate on debt based on floating-rate indices. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General. RFS Hotel Investors, Inc. (“RFS” or the “Company”) is a hotel real estate investment trust which, at September 30, 2001, owned interests in 58 hotels with 8,423 rooms located in 24 states (collectively the “Hotels”). RFS owns approximately 91% of RFS Partnership L.P. (the “Operating Partnership”). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the “Company”.

     For the trailing twelve months ended September 30, 2001, the Company received 44% of its Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from full service hotels, 32% from extended stay hotels and 24% from limited service hotels.

     The following summarizes additional information for the 58 hotels owned at September 30, 2001 (dollar amounts in thousands):

			EBITDA	EBITDA (1)
			Three Months	Nine Months
			Ended	Ended
	Hotel	Rooms/	September 30,	September 30,
Franchise Affiliation	Properties	Suites	2001	2001

Full Service Hotels:

Sheraton	4	864	$1,827	$9,253

Holiday Inn	5	954	2,139	6,431

Independent	2	331	815	4,288

Sheraton Four Points	2	412	1,029	3,846

DoubleTree	1	221	931	2,791

Hilton	1	234	861	2,353

	15	3,016	7,602	28,962

Extended Stay Hotels:

Residence Inn by Marriott	14	1,850	6,121	19,270

TownePlace Suites by Marriott	3	285	536	1,862

Homewood Suites by Hilton	1	83	48	454

	18	2,218	6,705	21,586

Limited Service Hotels:

Hampton Inn (1)	17	2,113	3,605	11,031

Holiday Inn Express	5	637	1,297	3,754

Comfort Inn (1)	2	337	348	908

Courtyard by Marriott	1	102	315	886

	25	3,189	5,565	16,579

Total	58	8,423	$19,872	$67,127

(1)	The nine months ended September 30, 2001 does not include EBITDA of $92 from the Hampton Inn in Plano, Texas that was sold in February, 2001 and EBITDA of $303 from the Comfort Inn in Farmington Hills, Michigan that was sold in May, 2001.

     At September 30, 2001, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone and the remaining seven hotels are managed by four other third party management companies.

Forward-looking Statements

     Certain matters discussed herein may constitute forward-looking statements. Forward-looking statements are not guarantees of future performance and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, hope or similar expressions. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. Important factors that could contribute to such differences are set forth herein and in the Company’s other filings with the SEC. Except as required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2001, and Pro Forma Three and Nine Months Ended September 30, 2000.

     During 2000, our revenues primarily represented rental income from third party lessees. As a result of the previously discussed termination of the leases and related agreements with Hilton by our TRS Lessees, beginning January 1, 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. Accordingly, a comparison of historical results would not be meaningful and is not included herein. In order to provide a better understanding of the historical results, we have also presented unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2000, adjusted to reflect the termination of the leases, management contracts and ancillary agreements, the sales of three hotels in 2000 and early 2001, the redemption of the Company’s Series A Preferred Stock and the issuance of the Company’s Series B Preferred Stock as if these transactions had occurred on January 1, 2000. The following discussion and analysis compares the actual results for the three and nine months ended September 30, 2001 to the pro forma results disclosed herein.

Revenues

     Excluding deferred and other revenue, revenue decreased 14.0% for the quarter from $63.7 million to $54.8 million primarily due to the slowing economy exacerbated by the terrorist activities of September 11th. Revenue per available room (RevPAR) for the quarter at our 58 comparable hotels declined 12.3% due to a decline in occupancy of 7 percentage points and a 3.6% decline in average daily rate. For the third quarter, through September 11, RevPAR declined approximately 7%. From September 12 through the end of the quarter RevPAR declined approximately 33%. Following the week ended September 22, RevPAR has improved incrementally. Excluding deferred and other revenue, year to date revenue decreased 2.5% from $178.9 million to $174.5 million primarily due to the decrease in RevPAR of 12.3% during the third quarter. RevPAR at our extended stay and limited service hotel portfolios showed decreases in RevPar of 4.4% and 4.6% for the quarter and increases in RevPAR of 1.0% and 1.4% year to date. The comparable California hotels (9 of 10 hotels excluding the Hilton San Francisco Fisherman’s Wharf which was undergoing renovation in 2000) experienced an average RevPAR decrease of 22.3% for the quarter and 4.8% year to date. Excluding our California hotels, RevPAR decreased 6.2% for the quarter and was flat year to date. California hotels represented 35% of third quarter room revenue and 36% of room revenue year to date. Within California, San Francisco and Silicon Valley generates approximately 20% of room revenue and the economy of this area has deteriorated rapidly this year, even prior to the tragic events of September 11. Before September 11, RevPAR declines at these hotels had stabilized at approximately 25%, however, since September 11, RevPAR declines averaged approximately 50% during October. The Company estimates that RevPAR will decline during the fourth quarter by approximately 20-25% and that margins will contract approximately 500 to 600 basis points. This decline is attributable, almost exclusively, to a projected decline in RevPAR of 30-40% in the six Silicon Valley and San Francisco hotels. The balance of the Companys’ portfolio is expected to produce revenue approximately equal to last year.

     The following shows hotel operating statistics for the 58 comparable hotels for the three months ended September 30, 2001 and the 56 comparable hotels for the nine months ended September 30, 2001. Excluded from the 56 comparable hotels are the Hilton San Francisco Fisherman’s Wharf hotel, which underwent renovation and was converted from a Ramada Plaza in 2000 and the Sheraton Hotel in Birmingham, Alabama which was undergoing renovation in 2000.

COMPARABLE HOTELS OPERATING STATISTICS
For the Three Months Ended September 30, 2001

	ADR		OCCUPANCY		RevPAR

		Variance		Variance		Variance
Hotel Type	2001	vs. 2000	2001	vs. 2000	2001	vs. 2000

Full Service	$108.27	(8.3)%	66.6%	(11.6) pts	$72.10	(22.0)%

Extended Stay	95.75	1.9%	78.3%	(5.1) pts	74.93	(4.4)%

Limited Service	71.45	1.0%	70.3%	(4.1) pts	50.21	(4.6)%

Total	$90.85	(3.6)%	71.1%	(7.0) pts	$64.56	(12.3)%

COMPARABLE HOTELS OPERATING STATISTICS
For the Nine Months Ended September 30, 2001

	ADR		OCCUPANCY		RevPAR

		Variance		Variance		Variance
Hotel Type	2001	vs. 2000	2001	vs. 2000	2001	vs. 2000

Full Service	$111.23	0.6%	71.1%	(5.1) pts	$79.04	(6.1)%

Extended Stay	97.16	2.5%	81.0%	(1.1) pts	78.66	1.0%

Limited Service	71.56	2.6%	70.2%	(0.9) pts	50.27	1.4%

Total	$91.78	1.4%	73.5%	(2.3) pts	$67.44	(1.7)%

     The comparable full service hotels (year to date excludes the Hilton San Francisco Fisherman’s Wharf and the Sheraton hotel in Birmingham, AL) produced an average RevPAR decrease of 22.0% for the third quarter and 6.1% year to date. The following six full service hotels located in Silicon Valley and San Francisco had RevPAR changes for the three and nine months ending September 30, 2001 as follows.

		Three Months	Nine Months
Hotel	Location	Ended	Ended

173-room Sheraton 235-room Beverly Heritage 229-room Sheraton 214-room Sheraton Four Points 234-room Hilton 94-room Hotel Rex	Sunnyvale, CA Milpitas, CA Milpitas, CA Pleasanton, CA San Francisco, CA San Francisco, CA	(35.0)% (34.8)% (31.3)% (23.2)% (24.2)% (42.7)%	(5.9)% (9.4)% (5.7)% (3.1)% 6.8% (24.8)%

     As explained previously, coupled with the tragic events of September 11, the Silicon Valley and San Francisco markets have slowed rapidly due to deteriorating economic conditions, particularly in the technology sector, and this has adversely affected the operational results of these hotels.

     The extended stay hotels, which comprised approximately 32% of trailing twelve month EBITDA (“TTM EBITDA”), experienced a decline in RevPAR of 4.4% for the quarter and an increase of 1.0% year to date. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott which experienced a decrease in RevPAR of 4.4% for the quarter and an increase of 0.4% for the year. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of our extended stay portfolio, with the exception of our 176 room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of September 11 with RevPAR declines of 11.4% since September 11. Our Orlando Residence Inn has experienced a decline in RevPAR of nearly 50% since September 11.

     The limited service hotels, which comprise approximately 24% of TTM EBITDA, experienced a decrease in RevPAR of 4.6% in the quarter and an increase in RevPAR of 1.4% year to date. This market segment has performed the best in terms of RevPAR versus the prior year. Seventeen of the twenty-six limited service hotels are Hampton Inns that produced flat RevPAR for the quarter and increased RevPAR of 5.3% year to date from increases in occupancy of 0.9 points and ADR of 3.9%, respectively. These results are due to a combination of slowing increase in limited service room supply and the slowing economy that translated into guests trading down in price points to stay at limited service hotels. Like the extended stay hotels, these hotels have been less impacted by the events of September 11 with RevPAR declines of 11.1% since September 11.

Expenses

     As a percentage of total hotel revenue and excluding deferred revenue, hotel operating expenses increased to 62.1% from 56.9% for the quarter and to 59.6% from 57.3% for the year. For the quarter, the margin contraction of approximately 500 basis points was driven, in part, by increases in energy and franchise costs and property insurance. Year to date, margins deteriorated primarily due to the rise in energy and franchise costs. Corporate expenses, before the Hilton lease termination and gain or loss on sale of hotels, increased (as a percentage of revenue) to 27.3% from 23.4% for the quarter and to 26.4% from 24.6% for the year, due to increased depreciation resulting from recent renovations and rebrandings (primarily the Hilton in San Francisco). Excluding depreciation, corporate expenses were down $0.6 million for the quarter and $0.3 million year to date due to reduced general and administrative costs.

     Property operating costs increased $0.1 million or 1.1% for the quarter and $0.6 million or 3.8% year to date due primarily to an increase in energy costs of 5.7% and 14.6%, respectively. At our ten California properties, energy costs rose 14.2% for the quarter and 28.1% year to date compared to 2000 levels. The Company has implemented several initiatives, including the use of high efficiency lighting to lessen the impact of energy costs.

     Franchise costs decreased $0.2 million for the quarter due solely to the decrease in hotel revenues. For the year, franchise costs increased $1.0 million or 8.1% due primarily to the brands frequency programs (specifically the Hilton Honors program which is now accepted at our Hampton Inns). While these increasing costs are not directly attributable to increased revenues, the Company has seen the beneficial effect it has made on RevPAR at our limited service hotels for the year.

     For the quarter and year to date, depreciation increased 9.4% and 12.2%, respectively, due to the increase in depreciable assets resulting from renovation expenditures at certain of our hotels, including the Hilton San Francisco Fisherman’s Wharf. As a percentage of year to date hotel revenue, depreciation increased from 11.0% to 12.7%. The Company is now substantially finished with major renovations and expects depreciation to level off.

     Corporate general and administrative expenses decreased $0.5 million to 1.7% from 2.2% of hotel revenue in the quarter and decreased $1.6 million to 1.8% from 2.6% of hotel revenue for the year. In the second and third quarters of 2001, the Company implemented austerity programs aimed at reducing these expenses as well as hotel operating expenses which, for the quarter, provided a $0.3 million favorable variance versus 2000. In addition, the Company further reduced executive bonuses for 2001 by $0.2 million in the quarter. The remainder of the year to date variance relates to the reduction of costs in the second quarter due to the austerity program of $0.4 million, reduction of executive bonuses of $0.2 million and to the first quarter 2000, when the Company wrote off development and due diligence costs, for potential projects that the Company decided not to pursue, of $0.2 million and incurred severance expense of approximately $0.3 million associated with a former employee.

     Interest expense decreased $0.5 million over the prior year’s quarter due to a weighted average decrease in borrowings for the quarter of approximately $12 million partially offset by a decrease in the average interest rate. Total debt was reduced by approximately $6 million during the third quarter. For the nine months ended September 30, 2001, interest expense increased $0.4 million due to a weighted average increase in borrowings of approximately $17 million offset by a decrease in the average interest rate of over 200 basis points. Borrowings increased primarily due to the funding of the Hilton lease termination transaction as well as renovation costs.

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

Net Income (loss)

     Net income (loss) applicable to common shareholders for the three and nine months ended September 30, 2001 and 2000 was $5.8 million and $(10.3) million and $(11.8) million and $20.4 million, respectively. Included in the net loss applicable to common shareholders for the nine months ended September 30, 2001 is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock from Hilton.

Funds from Operations and EBITDA

     The Company considers Recurring Funds From Operations (“Recurring FFO”) and EBITDA to be appropriate measures of a REIT’s performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company’s operating performance and liquidity.

     The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after comparable adjustments for the Company’s portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items. However, Recurring FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. Recurring FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company’s financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

     The following details the computation of Recurring FFO (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net income (loss)	$6,554	$19,088	$(14,629)	$7,762

Minority interest in Operating Partnership	594	2,162	(1,165)	964

Deferred revenue	(621)	(8,792)	1,115	18,715

Depreciation	7,376	6,896	22,253	20,302

Hilton lease termination			65,496

(Gain) loss on sale of hotel properties			(1,200)	4,000

Deferred income tax benefit	(708)		(25,207)

Preferred stock dividends	(781)	(355)	(2,343)	(1,054)

Recurring FFO	$12,414	$18,999	$44,320	$50,689

Weighted average common shares, partnership units and potential dilutive shares outstanding	27,722	27,100	27,528	27,142

     The following details the computation of EBITDA (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Recurring FFO	$12,414	$18,999	$44,320	$50,689

Interest expense	5,955	6,093	18,727	17,296

Amortization	722	342	2,132	1,232

Preferred stock dividends	781	355	2,343	1,054

EBITDA	$19,872	$25,789	$67,522	$70,271

Liquidity and Capital Resources

     The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership’s cash flow. For the nine months ended September 30, 2001, cash flow provided by operating activities was $3.3 million. Excluding the Hilton lease termination transaction, cash flow provided by operating activities would have been $68.8 million. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its strategic objectives and any other liquidity needs, not funded by operating cash flow, by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At September 30, 2001, the Company had $7.6 million of cash and cash equivalents and had borrowed $81.2 million under its $140.0 million Line of Credit, subject to the Borrowing Base Values, as calculated in accordance with the terms of the Line of Credit, which value may be less than the $140 million Line of Credit facility.

     The following details the Company’s debt outstanding at September 30, 2001 (dollar amounts in thousands):

					Collateral

						Net Book
						Value at
					# of	September 30,
	Balance	Interest Rate		Maturity	Hotels	2001

Line of Credit	$81,188	LIBOR + 200bp	Fixed/Variable	July 2004	22	$188,871

Mortgage	34,153	6.83%	Fixed	August 2008	15	144,424

Mortgage	25,000	7.30%	Fixed	November 2011	(a )	(a )

Mortgage	92,445	7.83%	Fixed	December 2008	10	127,390

Mortgage	18,345	8.22%	Fixed	November 2007	1	44,925

Mortgage	51,576	8.00%	Fixed	August 2010	8	85,768

	302,707					$591,378

(a)	This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

     The interest rate on the Line of Credit ranges from 150 basis points to 225 basis points above LIBOR, depending on the Company’s ratio of total debt to its investment in hotel properties (as defined). The interest rate on the portion of the Line of Credit not subject to interest rate swaps of $11,188 was approximately 5.64% at September 30, 2001. The Line of Credit is collateralized by first priority mortgages on 22 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the “Collateral Pool”). The Company may obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. Borrowings under the Line of Credit are limited to the Borrowing Base Value. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at September 30, 2001.

     On July 17, 2001, the Company concluded an amendment and extension of its $140 million Line of Credit. Key amendments to the terms of the agreement are as follows:

•	Extends the maturity date to July, 2004 from July, 2003.

•	Reduces the Capitalization Rate used in determining the Borrowing Base Values from 11.5% to 11.0%

•	Reduces the Minimum Interest Coverage Ratio from 2.75x to 2.50x.

•	Increases the additional indebtedness covenant from $15 million to $50 million and gives the Company the ability to issue within 270 days of this amendment Senior Notes up to $100 million.

•	Increases the limit on Restricted Investments, as defined in the loan agreement, to a maximum of 25% of total assets from 15%.

     With respect to the Company’s debt covenants, as of September 30, 2001, the Company is in full compliance with all covenants. Based on the fourth quarter RevPAR assumptions previously mentioned in the Company’s discussion of operations, the Company projects that it will be in compliance with its covenants at December 31, 2001. The Company has proposed to its Bank Group further modifications of these covenants that would adjust certain covenants for 2002 to a level generally consistent with our peers prior to September 11. Assuming flat to slightly negative RevPAR growth in 2002, these modifications are a proactive and preventive measure taken by the Company to ensure compliance with all covenants in 2002.

     The Company participates in two interest rate swap agreements. One of the interest rate swap agreements is for a notional amount of $30 million maturing in July 2003. Under this interest rate swap agreement, the Company receives payments based on the one month LIBOR rate of 4.06% and pays a fixed rate of 4.775% at September 30, 2001. In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the second interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 4.06% and pays a fixed rate of 6.535% at September 30, 2001.

     The Company’s other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral (except for the 1996 CMBS debt) , upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At September 30, 2001, approximately 96% of RFS’ debt is fixed at an average interest rate of 7.7%.

     Future scheduled principal payments of debt obligations at September 30, 2001 are as follows (in thousands):

Amount

2001	$1,572

2002	6,547

2003	7,044

2004	88,734

2005	8,152

Thereafter	190,658

$302,707

     On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends at an annual rate of 12.5%. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the stated value of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the original share price. The shares are mandatorily redeemable upon a change of control, dissolution, or winding up of the Company or on the Company’s failure to qualify as a REIT.

     Certain significant credit statistics at September 30, 2001 are as follows:

•	Trailing twelve month interest coverage ratio of 3.6x

•	Total debt to TTM EBITDA of 3.4x

•	Weighted average maturity of fixed rate debt of 7.6 years

•	Fixed interest rate debt equal to 96% of total debt

•	Debt equal to 38% of investment in hotel properties, at cost (before depreciation and after capital expenditures and includes the costs associated with the Hilton lease termination of approximately $60 million)

     The Company has spent approximately $15.8 million on capital improvements to its hotels for the year. The Company expects to spend approximately $19 million on capital improvements to its hotels in 2001, which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the Line of Credit.

     The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 45% of the Company’s investment in hotel properties, at cost, (as defined). The Board of Directors may change the debt policy at any time without shareholder approval.

     The Company may incur, or cause the Operating Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% (effective January 1, 2001) of its taxable income to the extent that working capital and cash flow from the Company’s investments are insufficient to make such distributions.

Dividends/Distributions

     The Company intends to fund cash distributions to shareholders and unitholders out of cash generated from operations. The Company pays regular distributions on its common shares and common units and the current quarterly distribution is $0.10 per share or unit. Quarterly preferred distributions of $3.125 are payable on each Series B Preferred Share. The holders of the common units may redeem their units for cash, or at the election of the Company, common shares on a one-for-one basis.

Seasonality of Hotel Business

     The hotel industry is seasonal in nature. Historically, hotel operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from hotel operations and the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding the shortfall with available cash or borrowings.

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

     The Company’s primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At September 30, 2001, the Company had outstanding total indebtedness of approximately $302.7 million. The Company’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower it’s overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 96% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 7.7% at September 30, 2001. The Company participates in two interest rate swap agreements, the first agreement is for a notional amount of $40.0 million that effectively locked an interest rate (before the spread of LIBOR) of 6.535% and a second interest rate swap agreement for a notional amount of $30.0 million that effectively locked an interest rate (before the spread of LIBOR) of 4.775%. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     Our operating results are affected by changes in interest rates primarily as a result of borrowing under our line of credit. If interest rates increased by 25 basis points, our interest expense would have increased by approximately $8 thousand and $57 thousand respectively, based on balances outstanding during the three and nine months ended September 30, 2001.

     The following table provides information about the Company’s instruments that are sensitive to changes in interest rates. For debt obligations outstanding at September 30, 2001, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2001. For the interest rate swap, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. The fair value of the Company’s fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at September 30, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.10%, which consists of the 7-year treasury of 4.10% as of September 30, 2001, plus 200 basis points.

			Expected Principal Cash Flows (in thousands)

								Fair
								Value
Liabilities	2001	2002	2003	2004	2005	Thereafter	Total	Total

Long-Term Debt:

Fixed Rate	$1,572	$6,547	$7,044	$77,546	$8,152	$190,658	$291,519	$308,418

Average Interest Rate	7.71%	7.71%	7.71%	7.71%	7.69%	7.69%

Variable Rate		—	—	$11,188	—	—	$11,188	$11,188

Average Interest Rate				5.64%

Interest Rate Derivatives:

Variable to Fixed			$70,000				$70,000	$(3,401)

Average Pay Rate (1)	5.78%	5.78%	5.78%

Average Receive Rate (1)	2.59%	2.82%	3.54%

(1)	Before the spread on LIBOR of 200 basis points.

     The table incorporates only those exposures that exist as of September 30, 2001 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company’s strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

PART II — OTHER INFORMATION

ITEM 6b. Reports on Form 8-K and 8-K/A

•	August 2, 2001 – Report of the issuance of a press release announcing the Company’s operating results for the second quarter ended June 30, 2001.

•	October 23, 2001 – Report of the issuance of a press release announcing expected lower earnings for the third and fourth quarters of 2001.

•	November 1, 2001 – Report of the issuance of a press release announcing the Company’s operating results for the third quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS HOTEL INVESTORS, INC.

Date November 8, 2001	/s/ KEVIN M. LUEBBERS Kevin M. Luebbers, Secretary and Treasurer (Principal Financial and Accounting Officer)