Form 10-K
period 2001-12-31
RFS HOTEL INVESTORS INC
filed 2002-03-15
CIK 906408

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 34-0-22164

RFS HOTEL INVESTORS, INC.
(Exact name of Registrant as specified in its Charter)

Tennessee (State or other Incorporation)	62-1534743 (I.R.S. Employer Identification Number)

850 Ridge Lake Boulevard, Suite 300 Memphis, Tennessee 38120 (901) 767-7005 (Address of principal executive offices, including zip code and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value
(Title of Class)

New York Stock Exchange
(Name of Market)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $382,732,967 based on the last sale price in the New York Stock Exchange for such stock on March 14, 2002.

        The number of shares of the Registrant's Common Stock outstanding was 26,395,377 as of March 14, 2002.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated into Part I and Part III.

PART I

Item 1. Business

        RFS Hotel Investors, Inc. ("RFS" or the "Company") is a self-administered hotel real estate investment trust ("REIT") headquartered in Memphis, Tennessee. The Company has grown from owning seven hotels with 1,118 rooms in five states at the time of the Company's initial public offering in August 1993 to owning interests in 58 hotels with approximately 8,400 rooms in 24 states at December 31, 2001. Many of the Company's hotels are located in attractive metropolitan areas or rapidly growing secondary markets and are well located within these markets. All but two of the Company's hotels are operated under franchises from nationally recognized franchisors such as Marriott International, Inc., Hilton Hotels Corporation, Starwood Hotels & Resorts, Inc. and Six Continents PLC. For the year ended December 31, 2001, the Company generated approximately 93% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined herein, from hotels operating under nationally recognized brands from these franchisors.

        RFS is the sole general partner of RFS Partnership, L.P. (the "Partnership") and, at December 31, 2001, owned an approximately 91% interest in the Partnership. RFS, the Partnership, and their subsidiaries are herein referred to collectively, as the "Company". Substantially all of the Company's business activities are conducted through the Partnership. For the year ended December 31, 2001, the Company generated revenues of $221.9 million and EBITDA of $81.8 million.

        In 2001, the Company received 42% of its EBITDA from full service hotels, 33% from extended stay hotels and 25% from limited service hotels. The Company received 65% of its EBITDA in five states (California (37%), Florida (10%), Texas (7%), Michigan (6%) and Illinois (5%)).

        The following summarizes additional information for the 58 hotels owned at December 31, 2001:

Franchise Affiliation	Hotel Properties	Rooms/Suites	2001 EBITDA (1) (In thousands)
Full Service Hotels:
Sheraton	4	864	$10,749
Holiday Inn	5	954	8,359
Independent	2	331	4,771
Four Points by Sheraton	2	412	4,673
Hilton	1	234	3,418
Doubletree	1	221	2,454

	15	3,016	34,424

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851	24,015
TownePlace Suites by Marriott	3	285	2,231
Homewood Suites by Hilton	1	83	521

	18	2,219	26,767

Limited Service Hotels:
Hampton Inn(1)	17	2,113	13,621
Holiday Inn Express	5	637	4,363
Courtyard by Marriott	1	102	1,134
Comfort Inn(1)	2	337	1,096

	25	3,189	20,214

Total	58	8,424	$81,405

(1)
Does not include EBITDA of $92 from the Hampton Inn in Plano, Texas that was sold in February, 2001 and EBITDA of $303 from the Comfort Inn in Farmington Hills, Michigan that was sold in May, 2001.

        The following summarizes the number of hotels owned for the periods presented:

	2001	2000	1999
Hotels owned at beginning of years	60	62	60
Acquisitions and developed hotels placed into service			2
Sales of hotels	(2)	(2)

Hotels owned at end of years	58	60	62

        At December 31, 2001, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone Hospitality Management LLC ("Flagstone") and the remaining seven hotels are managed by four other third-party management companies.

Termination of Leases and Related Agreements with Hilton

        Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with a wholly-owned subsidiary of Hilton Hotels Corporation ("Hilton") for approximately $65.5 million. This transaction represents the cancellation of executory contracts that extended through 2012 and substantially all of the termination payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from hotels, which previously accrued to Hilton under these contracts and in the opinion of management, gives the Company the following advantages over its prior third-party structure:

  •
  more control over the daily operations of these hotels;

  •
  benefits from any cost efficiencies or ancillary revenues generated at these hotels;

  •
  these hotels are not encumbered by long-term third-party leases;

  •
  favorable management agreements; and

  •
  financial statements that more clearly depict the Company's hotel operations.

All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

        Effective January 1, 2001, the TRS Lessees entered into new management contracts with Flagstone. Flagstone is a recently formed company owned by MeriStar Hotels & Resorts, Inc., a leading independent hotel management company.

        In connection with the termination of the leases and related agreements, the Company redeemed 973,684 shares of its Series A Preferred Stock owned by a subsidiary of Hilton for $13 million, which resulted in a gain on redemption of $5.1 million that was included in net income available to common shareholders in the first quarter of 2001.

        The aggregate $73 million of payments to Hilton ($60 million lease termination expense plus $13 million to repurchase the Series A Preferred Stock, plus related expenses), were financed by:

  •
  the sale of two hotels in 2000 for approximately $25 million;

  •
  net proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million (before fees and expenses); and

  •
  borrowings under the Company's line of credit.

Competitive Strengths

        The Company believes that it is distinguished by the following competitive strengths:

        Diversified Asset Base.    The Company's hotel portfolio is diversified by brand, geography and market segment. The Company's hotels are operated under leading brands including Sheraton, Residence Inn by Marriott, Hilton, Doubletree, Holiday Inn, Hampton Inn, and Homewood Suites by Hilton. The Company owns hotels in 24 states. For the year ended December 31, 2001, the Company generated 37% of its EBITDA in California, 10% in Florida, 7% in Texas, 6% in Michigan, 5% in Illinois and 35% in 19 other states, and the Company generated 42% of its EBITDA from full service hotels, 33% from extended stay hotels and 25% from limited service hotels. No single hotel accounted for more than 6% of the Company's EBITDA for the year ended December 31, 2001.

        Conservative Balance Sheet.    The Company believes there is a competitive advantage in limiting the use of leverage and preserving a conservative capital structure. The Company is committed to maintaining financial flexibility, which the Company believes may allow it to pursue selective acquisitions and attractive renovation, rebranding and redevelopment opportunities. As part of this commitment, the Company's board of directors presently has a policy limiting the amount of total debt the Company will incur to an amount not in excess of 45% of its investment in hotel properties, at cost. Furthermore, management's long-term compensation is based, in part, on maintaining leverage below this target ratio. At December 31, 2001, the Company's ratio of total debt to investment in hotel properties, at cost, as defined, was 38%. Additionally, the Company's ratios of debt to EBITDA and EBITDA to interest expense for the year ended December 31, 2001 were 3.7x and 3.3x, respectively.

        Disciplined Capital Rationing.    The Company is committed to a selective acquisition strategy which entails acquiring properties only if they meet at least one of the Company's specific criteria and can be purchased at reasonable multiples to historical cash flow. As a result, the Company has achieved significant returns on investments on the Company's hotel properties. For the years ended December 31, 2001, 2000, and 1999, the un-leveraged return on investment for our comparable hotels was 11.3%, 13.4%, and 12.8%, respectively. Based upon the Company's 38% to 40% leverage and its 7.44% to 7.9% average borrowing costs in those years, the Company's leveraged return on investment was 13.4%, 16.8%, and 16.4%, respectively.

        Favorable Corporate Structure.    As a result of the REIT Modernization Act, effective January 1, 2001, the Company was able to terminate its operating leases and management contracts with subsidiaries of Hilton, and establish the TRS Lessees, which currently lease 53 of our hotels. This TRS structure enables us to directly oversee the management of these hotels without an intermediate third-party lessee. The new TRS structure also allows the Company to retain the operating profits from the hotels in the TRS lessee structure and provides the Company with the following advantages when compared to the Company's prior third-party lessee structure:

  •
  more control over the daily operations of these hotels;

  •
  benefits from cost efficiencies or ancillary revenues generated at these hotels;

  •
  benefits from hotels no longer being encumbered by long-term third-party leases;

  •
  favorable management agreements; and

  •
  financial statements that more clearly depict the Company's hotel operations.

        Experienced Senior Management.    The senior management team is comprised of three executive officers with complementary skills and extensive experience in the hotel industry and various other areas of real estate. Bob Solmson, the Company's Chairman of the Board and Chief Executive Officer, founded RFS in 1993 and has been actively involved in the real estate and hotel businesses since 1974. Randy Churchey, the Company's President and Chief Operating Officer since November 1999, previously served as the Chief Financial Officer for FelCor Lodging Trust Incorporated and prior to that held various positions with Coopers & Lybrand, L.L.P. Kevin Luebbers, the Company's Executive Vice President and Chief Financial Officer, joined RFS in July 2000 from Hilton Hotels Corporation, where he most recently served as Senior Vice President of Planning and Investment Analysis.

Business Strategy

        The principal features of the Company's business strategy are outlined below:

        Actively Manage the Portfolio of Assets.    The Company seeks to increase operating cash flows through aggressive asset management. The Company applies its asset management and investing expertise to the renovation, redevelopment and rebranding of its existing hotels and the maintenance of strong strategic relationships with its brand owners and managers. Over the past four fiscal years, the Company has spent approximately $86 million upgrading, renovating and redeveloping existing hotels in order to enhance their competitive position and improve cash flow. Recent examples of this strategy include:

  •
  an $11 million renovation and conversion of the 234-room San Francisco Fisherman's Wharf hotel from a Ramada Plaza to a Hilton;

  •
  a $4.5 million, 40-room addition to the Beverly Heritage hotel in Milpitas, California;

  •
  the conversion of the Sunnyvale, California hotel from a Four Points by Sheraton to a Sheraton; and

  •
  the renovation and conversion of the Clayton, Missouri hotel from a Holiday Inn to a Sheraton.

        Maintain Strong Brand Affiliations.    All but two of the Company's hotels operate under franchises from national hotel brands. Franchised hotels typically have higher levels of occupancy and average daily rates than non-franchised hotels due to access to the national reservation systems and marketing provided by these franchisors. For the year ended December 31, 2001, the Company generated 93% of its EBITDA from hotels under franchise by four of the largest and most well-respected hotel franchisors: Marriott (Residence Inn, Courtyard by Marriott, TownePlace Suites by Marriott), Hilton (Hilton, Doubletree, Hampton Inn, Homewood Suites by Hilton), Starwood (Sheraton and Four Points by Sheraton) and Six Continents (Holiday Inn and Holiday Inn Express).

        Make Selective Acquisitions.    Over the past several years, the Company believed that acquisition prices were not attractive by historical standards and generally offered cash returns below the Company's cost of capital; as a result, the Company reduced its acquisition activity. The Company believes that the current acquisition environment may become more favorable because an increasing number of owners are seeking liquidity events and many potential buyers are focused on integrating past acquisitions and reducing debt levels. The Company intends to pursue its acquisition strategy by focusing its acquisition activities primarily on individual 200 to 500-room hotels with the potential for attractive returns and which meet one or more of the following criteria:

  •
  under-performing, upscale, full service hotels in strong markets (i.e., urban or highly developed suburban markets) which may benefit from rebranding or redevelopment;

  •
  national brand hotels in the upscale, full service segment which may benefit from overflow traffic from a nearby larger, convention hotel of the same brand; and

  •
  hotels in promising geographic locations where RFS is currently under-represented.

        Divest Non-Core Properties.    The Company continues to modify its portfolio by selectively divesting hotels that are not consistent with its long-term investment objectives, particularly limited service hotels located in smaller markets. The Company intends to continue to selectively divest hotels that:

  •
  may offer limited earnings growth;

  •
  may suffer adverse changes in their local markets; or

  •
  may not offer attractive returns on required additional capital investments.

        Over the past four years, the Company has sold 10 non-core properties for approximately $61.9 million.

Recent Developments

        On February 20, 2002, the Company completed the sale of 1.15 million shares of common stock, including shares that were issued upon the exercise of the underwriter's over-allotment option. Net proceeds of approximately $14.2 million from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        On February 26, 2002, the Company sold $125 million of senior notes. The senior notes are unsecured and guaranteed by the Company and certain of its subsidiaries. The Company has or is expected to use the net proceeds to retire the 1996 CMBS mortgage debt ($58.2 million outstanding at December 31, 2001), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $6.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company will also expense as an extraordinary item $1.4 million in unamortized debt costs.

Financing

        The Company believes there is a competitive advantage in limiting the use of leverage and preserving a conservative capital structure. The Company is committed to maintaining financial flexibility, which the Company believes may allow it to pursue selective acquisitions and attractive renovation, rebranding and redevelopment opportunities. As part of this commitment, the Company's board of directors presently has a policy limiting the amount of total debt the Company will incur to an amount not in excess of 45% of its investment in hotel properties, at cost. Furthermore, management's long-term compensation is based, in part, on maintaining leverage below this target ratio. At December 31, 2001, the company's ratio of total debt to investment in hotel properties, at cost, as defined, was 38%. Additionally, the Company's ratios of debt to EBITDA and EBITDA to interest expense for the year ended December 31, 2001 were 3.7x and 3.3x, respectively.

        The interest rate on the $140 million Line of Credit that matures in July 2004 ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate on the variable contracts of the Line of Credit outstanding at December 31, 2001 was 4.03%, calculated as the LIBOR interest rate of 2.03% plus 200 basis points. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company may obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. Borrowings under the Line of Credit are limited to the Borrowing Base Value, which was $111.4 million at December 31, 2001. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at December 31, 2001.

        The Company participates in two interest rate swap agreements. One of the interest rate swap agreements is for a notional amount of $30 million maturing in July 2003. Under this interest rate swap agreement, the Company receives payments based on the one month LIBOR rate of 2.14% and pays a fixed rate of 4.775% at December 31, 2001. In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the second interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 2.14% and pays a fixed rate of 6.535% at December 31, 2001.

        The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties. Net receipts (payments) under the interest rate swap agreements were $(1.3) million and $0.1 million for the years ended December 31, 2001 and 2000.

        The fair value of the interest rate swap agreements are estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $3.2 million and $0.8 million at December 31, 2001 and 2000.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral (except for the 1996 CMBS debt which matures in two tranches in August 2008 and November 2011), upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At

December 31, 2001 and 2000, approximately 96% of RFS' debt is fixed at an average interest rate of 7.7%.

        On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million before fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends at an annual rate of 12.5% of the liquidation preference of the shares. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the stated value of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the liquidation preference. The shares are mandatorily redeemable upon a change of control, dissolution or winding up of the Company or on the Company's failure to qualify as a REIT.

        The Company believes that it maintains a conservative dividend policy. Based on 2001 results the Company's dividend payout ratio was approximately 68% (dividends divided by funds from operations) and the dividend coverage ratio was 1.5x (funds from operations divided by dividends).

Competition

        Substantially all of the Hotels are located in developed areas that include other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and RevPar of the Hotels. New, competing hotels may be opened in the Company's markets, which could materially and adversely affect hotel operations.

Employees

        At December 31, 2001, the Company had a total of 23 employees. Robert M. Solmson, (age 54), Chairman of the Board and Chief Executive Officer, Randy L. Churchey, (age 41), President and Chief Operating Officer, Kevin M. Luebbers, (age 35), Executive Vice President and Chief Financial Officer, and Craig Hofer (age 42), Vice President and Chief Information Officer each have employment agreements with the Company. Information with respect to these employment agreements is incorporated by reference to the Company's Proxy Statement.

        All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged to operate the hotels and are not the Company's employees.

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

        Under the RMA, commencing January 1, 2001, the Company may now own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to the Company, and perform activities unrelated to the Company's tenants, such as third-party management, development, and other independent business activities. Overall, no more than 20% of the value of the Company's assets may consist of securities of one or more TRSs.

        Under the RMA, a TRS is permitted to lease hotels from the Company as long as the hotels are operated on behalf of the TRS by a third-party hotel manager who satisfies the following requirements:

  •
  such manager is, or is related to a person who is, actively engaged in the trade or business of operating "qualified lodging facilities" for any person unrelated to the Company and its TRS;

  •
  such manager does not own, directly or indirectly, more than 35% of RFS's stock;

  •
  no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of RFS's stock; and

  •
  the Company does not directly or indirectly derive any income from such manager.

        The RMA limits the deductibility of interest paid or accrued by a TRS to the Company to assure that the TRS is subject to an appropriate level of corporate taxation. The RMA also imposes a 100% excise tax on transactions between a TRS and the Company or its tenants that are not conducted on an arm's-length basis.

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

Risks Related to the Company and the Conduct of Business

The events of September 11, 2001, as well as the U.S. economic recession, have adversely impacted the hotel industry generally, and the Company has experienced an adverse effect on its results of operations and financial condition. These trends may continue to impact the Company into the foreseeable future.

        Prior to September 11, 2001, the Company's hotels had begun experiencing declining RevPAR as a result of the slowing economy, particularly the Company's hotels in San Francisco and Silicon Valley. The terrorist attacks of September 11, 2001 and the effects of the economic recession have led to a substantial reduction in business and leisure travel throughout the United States and industry RevPAR generally. RevPAR at the Company's hotels specifically has declined substantially since September 11. While RevPAR at the Company's hotels has improved from the depressed levels in the weeks following the events of September 11, RevPAR at the Company's hotels remains below pre-September 11 levels and may remain at such depressed levels. The Company cannot predict the extent to which the events of September 11 will continue to directly or indirectly impact the hotel industry or the Company's operating results in the future. Continued lower RevPAR at the Company's hotels could have an adverse effect on its results of operations and financial condition, including the Company's ability to remain in compliance with debt covenants, fund capital improvements and renovations at its hotels and the ability to make dividend payments necessary to maintain the REIT tax status. Additional terrorist attacks could have further material adverse effects on the hotel industry and the Company's operations.

New TRS lessee structure subjects the Company to the risk of increased hotel operating expenses.

        Prior to January 1, 2001, substantially all of the Company's hotels were leased to third-parties under leases providing for the payment of rent based, in part, on revenues from the Company's hotels. Accordingly, operating risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. In addition to the ownership expenses previously borne by the Company, the Company is now subject to the risks of increased hotel operating expenses for the 53 hotels now in the Company's TRS lessee structure, including but not limited to:

  •
  wage and benefit costs;

  •
  repair and maintenance expenses;

  •
  energy costs, which have increased significantly in recent months, especially at the California hotels;

  •
  the costs of liability insurance; and

  •
  other operating expenses.

        Increases in these operating expenses can have a significant adverse impact on the Company's earnings and cash flow.

Uninsured and underinsured losses might have an adverse effect on the Company's financial condition.

        The Company maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount the Company believes is customarily obtained for or by hotel owners. All 10 of the Company's hotels in California are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under building codes which were less stringent with regard to earthquake related requirements. An earthquake could render significant damage to the hotels. Additionally, areas in Florida, where seven of the company's hotels are located, may experience hurricane or high-wind activity. The Company has earthquake insurance policies on its hotels in California and wind insurance policies on certain of its hotels located in Florida. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be economically insurable. With respect to the hotels in California, in addition to the applicable deductibles under the earthquake insurance policies, the Company is self-insured for the first $5 million per earthquake. Property insurance, which the Company believes currently insures against losses resulting from a terrorist attack, is subject to renewal in July 2002. Upon renewal, the Company does not know whether its property insurance will protect against losses resulting from a terrorist attack. The Company believes that such losses may not be economically insurable. In the event of a substantial loss, insurance coverage may not be able to cover the full current market value or replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company's ability to replace or renovate a hotel after it has been damaged or destroyed.

Hotel concentration in certain states, particularly California, subjects the Company to operating risks.

        For the year ended December 31, 2001, approximately 65% of the Company's EBITDA came from its hotels located in California (37%), Florida (10%), Texas (7%), Michigan (6%) and Illinois (5%). Adverse events in these areas, such as economic recessions or natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in these areas. The Company's geographic concentration also exposes it to risks of oversupply and competition in its principal markets. Each of the Company's hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which the Company's hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on the Company's business, financial condition and results of operations.

        The San Francisco Bay Area has recently suffered an economic downturn related to the decline in the technology and Internet related markets which populated this area. In particular, revenues at the Company's four hotels in Silicon Valley and two hotels in San Francisco have been adversely impacted by the slowing economy and by recent job reductions in the technology and Internet sectors. For the year ended December 31, 2001, the Company received approximately 37% of its EBITDA from hotels in portions of California, including Silicon Valley (18%), Los Angeles (7%), San Francisco (5%), San Diego (4%) and Sacramento (3%). As a result of the events of September 11 and the continued economic recession in the fourth quarter of 2001, while the Company's entire hotel portfolio was adversely impacted, the six San Francisco Bay Area hotels were particularly affected. The six San Francisco Bay Area hotels' RevPAR declined 42.7% in the fourth quarter of 2001. The remaining four California hotels' RevPAR declined 2.3% and the entire portfolio RevPAR, excluding our six San Francisco Bay Area hotels, declined 6.9% in the fourth quarter of 2001.

        Also, California faced an energy crisis during 2001 that significantly increased energy costs at the 10 California hotels, although the impact was somewhat offset through the Company's ability to collect energy surcharges in California. While this energy crisis appears to be resolved, if California experiences another energy crisis, and the Company cannot adequately pass its increased costs to customers through energy surcharges or otherwise, or the state's economy, particularly Northern California, continues to experience decreasing occupancy rates, RevPAR, average daily rate ("ADR") or other industry fundamentals, it could have a material adverse effect on the Company's business, financial condition and results of operation.

Reliance on third-party management companies to operate the Company's hotels and a change in these management companies may be costly and disruptive to the Company's operations.

        Under the REIT Modernization Act, in order for us to continue to qualify as a REIT, the Company's hotels must be managed by third-parties. Under the terms of the management agreements, the Company's ability to participate in operating decisions regarding the hotels is limited. Flagstone Hospitality Management and four other unrelated third-parties currently manage all of the Company's hotels. These property managers presently control the daily operations of the hotels. The Company depends on these managers to adequately operate its hotels as provided in the management agreements. Even if the company believes that its hotels are not being managed efficiently or in a manner that results in satisfactory occupancy rates, RevPAR or ADR, the Company may not be able to force the management company to change the way it operates the Company's hotels in a timely manner. Additionally, in the event that the Company needs to replace any of its management companies, particularly Flagstone, which manages 51 of the 58 hotels, the Company may experience significant disruptions at its hotels and in its operations generally and decreased occupancy. Flagstone is a recently formed company with a limited operating history. Furthermore, because the Company must have third-party managers to maintain its REIT status, it may be forced to enter into new management agreements on terms that the Company believes are unfavorable or less favorable than the terms of the Company's current agreements. Any of the foregoing, may result in a material adverse effect on the Company's business, financial condition and results of operations.

Compliance with requirements of franchise agreements.

        Most of the Company's hotels are operated under a franchise license. Each license agreement requires that the licensed hotel be maintained and operated in accordance with certain standards and requires the Company to pay a variety of franchise related fees to the franchisors. The franchisors also may require substantial improvements to the Company's hotels, for which the Company would be responsible, as a condition to the renewal or continuation of these franchise licenses.

        If a franchise license terminates due to the Company's failure to make required improvements or to otherwise comply with its terms, the Company may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. Although the Company has never had a franchise agreement terminated by a franchisor, the loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on its business, financial condition and results of operations.

The Company may not be able to successfully implement its selective acquisition and disposition strategy or fully realize the benefit of its strategy.

        One of the Company's key strategies includes the acquisition of attractive hotel properties. However, the Company competes for hotel acquisitions with entities that have substantially greater financial and other resources and a lower cost of capital than RFS. These entities generally may be able to accept more risk than the Company can manage wisely and may be able to pay higher acquisition prices than the Company is willing to pay. This competition may generally limit the number of suitable investment opportunities offered to RFS. This competition may also increase the bargaining power of property owners seeking to sell to RFS, making it more difficult for the Company to acquire new properties on attractive terms. Furthermore, in recent years, the Company believes that acquisition prices were not attractive by historical standards and the Company reduced its acquisition activity accordingly. While the Company believes that the hotel acquisition market has recently become more favorable, there can be no assurance that a sufficient number of attractive properties, both in terms of price and quality, will be available for acquisition or that the Company will ultimately be able to acquire those hotel properties on favorable terms.

        Additionally, the Company's strategy includes continually shifting its portfolio by selectively divesting limited service hotels which are not consistent with the Company's long-term investment horizon, particularly those in smaller markets. As with acquisitions, the Company faces competition for buyers of its hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that the Company would be unable to accept. If the Company cannot find buyers for its non-core properties, it will not be able to implement its divestiture strategy.

        In the event that the Company cannot fully execute its acquisition and divestiture strategy or realize the benefits therefrom, it may not be able to grow its business, EBITDA or cash flow.

The Company may be unable to adequately finance or fully realize the anticipated benefits of its renovations.

        As part of the Company's internal growth strategy, it regularly renovates, redevelops and, in certain cases, re-brands its hotels. In addition, the franchisors require the Company to make periodic capital improvements as a condition to keeping the franchise licenses. During 2000 and 2001, the Company spent approximately $32.6 million and $18.0 million, respectively, on capital improvements to its hotels. The Company expects to spend approximately $9.0 million on capital improvements to its hotels in 2002. The Company's current indebtedness, as well as the notes, will restrict its ability to finance proposed capital expenditures, which may cause the Company to delay, alter materially or abandon planned capital improvements and renovations. In addition to the difficulties with financing these projects discussed above, renovations also give rise to the following risks:

  •
  possible environmental problems;

  •
  construction cost overruns and delays;

  •
  uncertainties as to market demand or a loss of market demand after renovations have begun; and

  •
  displacement of room revenues due to rooms being out of order.

        If the completion of renovation projects is significantly delayed, operating results could be adversely affected. In addition, no assurance can be given that recently completed and ongoing improvements will achieve the results anticipated when the Company made the decision to invest in the improvements.

Risks Related to the Hotel Industry

The Company is subject to the risks of hotel operations.

        The Company has invested only in hotel-related assets, and its hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  •
  competition from other hotels;

  •
  increases in supply of hotel rooms that exceed increases in demand;

  •
  increases in energy costs and other travel expenses that reduce business and leisure travel;

  •
  adverse effects of declines in general and local economic activity;

  •
  adverse effects of a downturn in the hotel industry; and

  •
  risks generally associated with the ownership of hotels and real estate, as discussed below.

A continued industry fundamental downturn could adversely affect results of operations.

        According to Smith Travel Research, for all U.S. hotels, room supply in 2001 increased 2.4% while demand decreased by 3.4% and this trend may continue for the immediate future. Additionally, industry RevPAR in 2001 decreased 6.9% as compared to the same period in 2000, and is expected to decrease slightly in 2002.

        If the Company is unable to sustain appropriate levels of RevPAR, its operating margins may deteriorate, and it may be unable to execute its business plan, including the selective acquisition of hotel properties. In addition, if this downward trend continues, the Company may be unable to continue to meet its debt service obligations as they become due or to obtain necessary additional financing.

Seasonality of the hotel business can be expected to cause quarterly fluctuations in revenues.

        The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly financial results also may be adversely affected by factors outside the Company's control, including weather conditions and poor economic factors. As a result, the Company may have to enter into short-term borrowing in the first and fourth quarters in order to offset these fluctuations in revenues and to make distributions to its shareholders.

The Company will also encounter risks that may adversely affect real estate ownership in general.

        The Company's investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

  •
  adverse changes in general or local economic or real estate market conditions;

  •
  changes in zoning laws;

  •
  changes in traffic patterns and neighborhood characteristics;

  •
  increases in assessed valuation and tax rates;

  •
  increases in the cost of property insurance;

  •
  governmental regulations and fiscal policies;

  •
  the potential for uninsured or underinsured property losses;

  •
  the impact of environmental laws and regulations; and

  •
  other circumstances beyond our control.

        Moreover, real estate investments are relatively illiquid, and the Company may not be able to vary its portfolio in response to changes in economic and other conditions.

Compliance with environmental laws may adversely affect the Company's financial condition.

        The Company's hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the owner of a contaminated property to clean up the property, even if the owner did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, like a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. Furthermore, decisions by courts have established that third-parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos.

        The Company could be responsible for the costs discussed above, if one or more of its properties are found to be contaminated. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to our shareholders. To determine whether any costs of this nature may be incurred, the Company commissioned Phase I environmental site assessments, or ESAs, before it acquired hotels. These studies typically include a review of historical information and a site visit but not soil or groundwater testing. The Company obtained the ESAs to help identify whether it might be responsible for cleanup costs or other environmental liabilities. The ESAs on the Company's hotels did not reveal any environmental conditions that are likely to have a material adverse effect on the Company's business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, the Company may have material environmental liabilities of which it is unaware.

        The Phase I ESA for the Hampton Inn—Airport in Indianapolis, indicated that the hotel disposes of approximately 10% of its solid waste at a facility that is a state Superfund site. Such a site may be subject to investigation and remediation under the federal and state Superfund laws, and persons that sent hazardous substances to the site may be jointly and severally liable for the costs of the work. The Phase I ESA report states that solid waste from the Indianapolis hotel was disposed into a domestic waste cell of the facility. A state official informed the engineering firm conducting the Phase I ESA that this domestic waste cell is segregated by a containment structure and is adjacent to, but not part of, the Superfund site. The Phase I audit did not indicate that the Indianapolis hotel has arranged for the disposal of any hazardous substances at this facility. If the Indianapolis hotel in fact arranged for such disposal, however, it could be found liable for at least a part of any response costs.

Compliance with the Americans with Disabilities Act may adversely affect our financial condition.

        Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. The Company believes that its hotels substantially comply with the requirement of the Americans with Disabilities Act. However, a determination that the hotels are not in compliance with that Act could result in liability for both governmental fines and damages to private parties. If the Company were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act, it could adversely affect the Company's ability to pay its obligations.

Risks Related to RFS's Qualification as a REIT Under U.S. Tax Laws

The federal income tax laws governing REITs are complex.

        RFS has operated and intends to continue to operate in a manner that is intended to qualify it as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, RFS cannot be certain that it has been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

Failure to make required distributions would subject RFS to tax.

        In order to qualify as a REIT, each year RFS must pay out to its shareholders at least 90% of its taxable income, other than any net capital gain. To the extent that RFS satisfies the distribution requirement, but distributes less than 100% of its taxable income, RFS will be subject to federal corporate income tax on its undistributed taxable income. In addition, RFS will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its shareholders in a calendar year is less than a minimum amount specified under federal tax laws. RFS's only source of funds to make such distributions comes from distributions that it receives from the Partnership. Accordingly, RFS may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. This risk may be intensified because the Company's current indebtedness restricts its ability to borrow money and sell assets, even if necessary to make distributions to maintain RFS's REIT status.

Failure to qualify as a REIT would subject RFS to federal income tax.

        If RFS fails to qualify as a REIT in any taxable year, RFS would be subject to federal income tax on its taxable income. RFS might need to borrow money or sell hotels in order to pay any such tax. If RFS ceases to be a REIT, RFS no longer would be required to distribute most of its taxable income to its shareholders. Unless RFS's failure to qualify as a REIT were excused under federal income tax laws, it could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

The formation of the TRS Lessees will increase the Company's overall tax liability.

        Effective January 1, 2001, RFS formed the TRS Lessees, which currently lease 53 of our hotels. The TRS Lessees are subject to federal and state income tax on their taxable income, which consists of the revenues from the hotels leased by the TRS Lessees net of the operating expenses for such hotels and rent payments. Accordingly, although the formation of the TRS Lessees allows the Company to participate in the operating income from the hotels in addition to receiving rent, that operating income is fully subject to income tax. The Company does not expect to pay any material state or federal income taxes in the next several years. The after-tax net income of the TRS Lessees is available for distribution to the shareholders as dividends.

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

Item 2. Properties

        The following sets forth information regarding the Company's hotels as of, and for the year ended December 31, 2001. Pursuant to management agreements between the TRS Lessees and Flagstone, Flagstone manages 51 of the Company's 58 hotels. As indicated below, the remaining seven hotels are leased to or managed by other hotel management companies.

			Year Ended December 31, 2001
	Date Opened	Number of Rooms	Room Revenue	RevPAR
			(In thousands)
Full Service
Beverly Heritage
Milpitas, California	1988	237	$7,623	$88.12
Doubletree
San Diego, California	1990	221	7,173	88.93
Hilton
San Francisco, California	1976	234	8,967	104.99
Holiday Inn
Crystal Lake, Illinois	1988	197	4,676	65.14
Louisville, Kentucky	1970	169	2,589	41.97
Lafayette, Louisiana	1983	242	3,985	45.12
Flint, Michigan	1990	171	4,610	73.86
Columbia, South Carolina	1969	175	3,025	47.36
Hotel Rex
San Francisco, California(1)	1912	94	3,328	97.01
Four Points by Sheraton
Bakersfield, California	1983	198	4,039	55.89
Pleasanton, California	1985	214	6,179	79.10
Sheraton
Birmingham, Alabama	1984	205	3,702	49.47
Milpitas, California	1988	229	8,717	104.29
Sunnyvale, California	1980	173	7,131	112.92
Clayton, Missouri	1965	257	6,244	66.76

Full Service Total/Average		3,016	$81,988	$74.50

Extended Stay
Homewood Suites by Hilton
Chandler, Arizona	1998	83	$1,907	$62.96
Residence Inn by Marriott
Sacramento, California	1987	176	5,528	86.05
Torrance, California	1984	247	8,404	93.22
Wilmington, Delaware	1989	120	3,461	79.02
Jacksonville, Florida(2)	1997	120	3,157	72.09
Orlando, Florida	1984	176	4,953	77.10
West Palm Beach, Florida(2)	1998	78	2,305	81.04
Atlanta, Georgia	1987	128	3,127	66.94
Ann Arbor, Michigan	1985	114	3,320	79.79
Kansas City, Missouri	1987	96	2,465	70.35
Charlotte, North Carolina(1)	1984	116	2,223	52.65
Fishkill, New York	1988	136	5,614	113.10
Warwick, Rhode Island	1989	96	3,710	105.89
Ft. Worth, Texas	1983	120	3,611	82.45
Tyler, Texas	1985	128	2,712	58.04
TownePlace Suites by Marriott
Miami Lakes, Florida(2)	1999	95	1,461	42.15
Miami West, Florida(2)	1999	95	2,003	57.77
Fort Worth, Texas	1998	95	1,443	41.60

Extended Stay Total/Average		2,219	$61,404	$75.83

Limited Service
Comfort Inn
Marietta, Georgia	1989	184	$2,400	$28.32
Ft. Mill, South Carolina	1987	153	1,581	35.70
Courtyard
Flint, Michigan	1996	102	2,490	66.88
Hampton Inn
Chandler, Arizona	1997	101	1,711	46.42
Sedona, Arizona	1997	56	1,318	64.49
Denver, Colorado	1985	138	1,730	34.35
Lakewood, Colorado	1987	150	2,134	38.98
Ft. Lauderdale, Florida	1986	122	2,383	53.51
Jacksonville, Florida(2)	1998	118	2,510	58.27
Indianapolis, Indiana	1994	131	2,842	59.44
Bloomington, Minnesota	1994	135	2,878	58.40
Minnetonka, Minnesota	1990	127	2,295	49.50
Hattiesburg, Mississippi	1988	154	2,206	39.23
Lincoln, Nebraska	1983	111	1,796	44.33
Omaha, Nebraska	1985	129	2,103	44.66
Oklahoma City, Oklahoma	1986	134	2,242	45.84
Tulsa, Oklahoma	1986	148	2,157	39.93
Memphis, Tennessee	1992	120	1,961	44.77
Laredo, Texas	1995	120	3,002	68.73
Houston, Texas	1996	119	2,157	49.67
Holiday Inn Express
Arlington Heights, Illinois	1989	125	$2,214	$48.52
Downers Grove, Illinois	1984	123	2,226	49.59
Bloomington, Minnesota	1987	142	3,067	59.18
Austin, Texas	1992	125	2,059	45.13
Wauwatosa, Wisconsin	1984	122	2,163	48.56

Limited Service Total/Average		3,189	55,625	47.79

Portfolio Total/Average		8,424	$199,017	$64.74

(1)
This hotel is managed by a third-party management company pursuant to a management agreement between the TRS lessee and the management company.

(2)
This hotel is leased to a third party lessee pursuant to a long-term percentage lease which provides for fixed base rent and percentage rent based on the revenues of the hotels.

Item 3. Legal Proceedings

        There is no litigation pending or known to be threatened against the Company or affecting any of its hotels other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of such claims are substantially covered by insurance. The Company does not believe that any claims known to it, individually or in the aggregate, will have a material adverse effect on it, without regard to any potential recoveries from insurers or other third parties.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

(a)
Market Information

        The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RFS". The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such exchange and the dividends declared per share:

	Stock Price		Dividend Declared
	High	Low	Per Share
2001
First Quarter	$14.94	$12.81	$0.385
Second Quarter	15.80	13.82	0.385
Third Quarter	15.79	8.50	0.385
Fourth Quarter	11.75	9.00	0.100

	High	Low	Per Share
2000
First Quarter	$11.94	$10.25	$0.385
Second Quarter	12.38	9.81	0.385
Third Quarter	13.63	12.00	0.385
Fourth Quarter	13.38	11.63	0.385
(b)
Holders

        The number of holders of record of shares of Common Stock was 26,395,377 as of March 14, 2002.

(c)
Distributions

        The Company has adopted a policy of paying regular quarterly distributions on its Common Stock, and cash distributions have been paid on the Company's Common Stock each quarter since its inception.

        Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated lives used to compute depreciation. The following table characterizes distributions paid per common share for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	$	%	$	%	$	%
Ordinary income	$1.13	89.8%	$1.43	92.8%	$1.54	100%
Return of capital	0.09	6.7%	0.02	1.3%
Capital gains			0.01	0.3%
Unrecaptured Section 1250 gain	0.04	3.5%	0.08	5.6%

	$1.26	100%	$1.54	100%	$1.54	100%

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

SELECTED FINANCIAL DATA
(In thousands, except per share and ratio amounts)

	2001	2000	1999	1998	1997
Operating Data (1):
Total revenue	$221,878	$107,359	$99,662	$96,927	$83,069
Net income (loss)	(13,729)	30,790	34,990	34,068	34,232
Net income (loss) applicable to common shareholders	(11,713)	29,378	33,578	32,656	32,820
Diluted earnings (loss) per share	(0.47)	1.20	1.34	1.31	1.34
Balance Sheet Data:
Investment in hotel properties, net	615,562	635,997	651,988	643,019	589,565
Total assets	668,862	673,467	687,242	683,991	617,128
Total debt	301,135	277,431	282,278	272,799	208,909
Shareholders' equity	290,811	348,454	361,283	366,937	362,070
Cash Flows Data:
Cash provided by operating activities	10,466	65,223	66,884	55,092	58,590
Cash used by investing activities	(8,642)	(10,843)	(26,580)	(65,932)	(140,751)
Cash provided (used) by financing activities	230	(56,612)	(36,405)	8,723	28,357
Other Data (unaudited):
Recurring funds from operations (2)	51,229	64,170	63,010	63,030	55,263
Weighted average common shares, partnership units and potential dilutive shares outstanding	27,655	27,127	27,569	27,343	26,952
EBITDA	81,800	90,308	86,116	82,756	70,033
Ratio of EBITDA to interest expense	3.3x	3.9x	4.4x	4.9x	6.1x
Ratio of Debt to EBITDA	3.7x	3.1x	3.3x	3.4x	3.0x
Dividends paid per share	1.255	1.54	1.54	1.51	1.455

QUARTERLY RESULTS OF OPERATIONS
(In thousands, except per share and ratio amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001: (1)
Operating Data:
Total revenue	$57,904	$60,415	$55,505	$48,054	$221,878
Net income (loss)	(30,821)	9,641	6,554	897	(13,729)
Net income (loss) applicable to common shareholders	(26,460)	8,859	5,773	115	(11,713)
Diluted earnings (loss) per share	(1.07)	0.35	0.23	0.02	(0.47)
Other Data:
Recurring funds from operations (2)	14,988	16,918	12,414	6,909	51,229
Weighted average common shares, partnership units and potential dilutive shares outstanding	27,468	27,474	27,722	27,694	27,655
Dividends paid per share	0.385	0.385	0.385	0.100	1.255
2000: (1)
Operating Data:
Total revenue (4)	$11,398	$14,502	$38,771	$42,685	$107,359
Net income (loss)	(5,246)	(6,108)	19,088	23,056	30,790
Net income (loss) applicable to common shareholders	(5,594)	(6,459)	18,733	22,698	29,378
Diluted earnings (loss) per share	(0.23)	(0.26)	0.75	0.94	1.20
Other Data:
Recurring funds from operations	14,183	17,504	18,999	13,484	64,170
Weighted average common shares, partnership units and potential dilutive shares outstanding	27,305	27,052	27,100	27,126	27,127
Dividends paid per share	0.385	0.385	0.385	0.385	1.54

(1)
Under the RMA, which became effective January 1, 2001, only five of the Company's hotels are operated under long-term leases with third parties. As such, there is little comparability between the annual and interim financial results for 2001 and prior years.

(2)
The National Association of Real Estate Investment Trusts ("NAREIT"), defines funds from operations ("FFO") as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from debt restructuring which will be extraordinary items in accordance with GAAP and sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items including lease termination costs, deferred revenue and deferred income taxes. For additional information regarding recurring FFO calculations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and EBITDA.

(3)
The Company computes earnings before interest, taxes, depreciation and amortization (EBITDA) by adding recurring FFO, interest expense, amortization expense, current income taxes and preferred stock dividends. For additional information regarding EBITDA calculations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and EBITDA."

(4)
Deferred revenue is recorded in 2001 and 2000 in accordance with Staff Accounting Bulletin ("SAB 101"), which requires deferral of certain revenue until the third and fourth quarters. SAB 101 has no effect on rent payments under the Company's leases or the Company's cash flow.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

General

        At December 31, 2001, the Company owned interests in 58 Hotels with 8,424 rooms located in 24 states and an approximate 91% interest in the Operating Partnership.

        In 2001, the Company received 42% of its EBITDA from full service hotels, 33% from extended stay hotels and 25% from limited service hotels. The Company received 65% of its EBITDA in five states: California (37%), Florida (10%), Texas (7%), Michigan (6%) and Illinois (5%).

The following summarizes additional information for the 58 hotels owned at December 31, 2001:

Franchise Affiliation	Hotel Properties	Rooms/Suites	2001 EBITDA(1) (In thousands)
Full Service Hotels:
Sheraton	4	864	$10,749
Holiday Inn	5	954	8,359
Independent	2	331	4,771
Four Points by Sheraton	2	412	4,673
Hilton	1	234	3,418
Doubletree	1	221	2,454

	15	3,016	34,424

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851	24,015
TownePlace Suites by Marriott	3	285	2,231
Homewood Suites by Hilton	1	83	521

	18	2,219	26,767

Limited Service Hotels:
Hampton Inn(1)	17	2,113	13,621
Holiday Inn Express	5	637	4,363
Courtyard by Marriott	1	102	1,134
Comfort Inn(1)	2	337	1,096

	25	3,189	20,214

Total	58	8,424	$81,405

(1)
Does not include EBITDA of $92 from the Hampton Inn in Plano, Texas that was sold in February, 2001 and EBITDA of $303 from the Comfort Inn in Farmington Hills, Michigan that was sold in May 2001.

        The following summarizes the number of hotels owned for the periods presented:

	2001	2000	1999
Hotels owned at beginning of years	60	62	60
Acquisitions and developed hotels placed into service			2
Sales of hotels	(2)	(2)

Hotels owned at end of years	58	60	62

        At December 31, 2001, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone and the remaining seven hotels are managed by four other third-party management companies.

Termination of Leases and Related Agreements with Hilton

        Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with a wholly-owned subsidiary of Hilton Hotels Corporation ("Hilton") for approximately $65.5 million. This transaction represents the cancellation of executory contracts that extended through 2012 and substantially all of the termination payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits from hotels, which previously accrued to Hilton under these contracts and in the opinion of management, gives the Company the following advantages over its prior third-party structure:

  •
  more control over the daily operations of these hotels;

  •
  benefits from any cost efficiencies or ancillary revenues generated at these hotels;

  •
  these hotels are not encumbered by long-term third-party leases;

  •
  favorable management agreements; and

  •
  financial statements that more clearly depict the Company's hotel operations.

All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

        Effective January 1, 2001, the TRS Lessees entered into new management contracts with Flagstone. Flagstone is a recently formed company owned by MeriStar Hotels & Resorts, Inc., a leading independent hotel management company.

        In connection with the termination of the leases and related agreements, the Company redeemed 973,684 shares of its Series A Preferred Stock owned by a subsidiary of Hilton for $13 million, which resulted in a gain on redemption of $5.1 million that was included in net income available to common shareholders in the first quarter of 2001.

        The aggregate $73 million of payments to Hilton ($60 million lease termination expense plus $13 million to repurchase the Series A Preferred Stock, plus related expenses), were financed by:

  •
  the sale of two hotels in 2000 for approximately $25 million;

  •
  net proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million (before fees and expenses); and

  •
  borrowings under the Company's line of credit.

Results of Operations

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        For the year ended December 31, 2000, the Company leased 56 hotels to third parties and reported percentage lease revenue. In connection with the Hilton lease termination transaction, effective January 1, 2001, the Company leased 51 of these hotels to theTRS Lessees. Effective January 1, 2001, the Company also leased four additional hotels, that were not previously leased, to the

TRS Lessees. The Company subsequently sold two hotels. As a result of these transactions, the TRS lessees now lease 53 hotels and the Company reported hotel operating revenues and expenses with regard to these hotels for the year ended December 31, 2001. Accordingly, the hotel revenues and operating expenses for 2001 are not directly comparable to 2000, where the Company reported only percentage lease revenue from hotels.

Revenues

        Total revenue increased $114.5 million over 2000. The increase is principally a result of reporting hotel operating revenues compared to the percentage lease revenue reported in the prior year.

Expenses

        Total operating expenses increased $191.7 million. This increase is associated with the reporting of hotel operating expenses in 2001.

        Property taxes, insurance and other expenses increased $2.1 million or 19.5%, due primarily to the inclusion of hotel operating costs (liability insurance of $1.0 million and personal property taxes of $0.7 million) in 2001. The remainder of the variance relates to increase in earthquake insurance ($0.3 million), and property insurance ($0.1 million).

        Depreciation increased 8.8% due to the increase in depreciable assets resulting from renovation expenditures at certain of the hotels, including the Hilton San Francisco Fisherman's Wharf.

        The lease termination expenses of $65.5 million represents the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

        Amortization of deferred expenses and unearned compensation increased $0.7 million over 2000 as a result of stock grants in 2001.

        General and administrative expenses increased $13.1 million due primarily to the inclusion of hotel general and administrative expenses of $15.2 million in 2001, offset by a decrease of $2.1 million in corporate general and administrative expenses. In the second and third quarters of 2001, the Company implemented austerity programs aimed at reducing these expenses as well as hotel operating expenses, which provided a $1.0 million favorable variance versus 2000. In addition, the Company reduced executive bonuses for 2001 by $0.6 million as compared to 2000. The remainder of the variance relates to the first quarter 2000, when the Company wrote off development and due diligence costs for potential projects that the Company decided not to pursue of $0.2 million and incurred severance expense of approximately $0.3 million associated with a former employee.

        Interest expense increased $2.0 million due to a weighted average increase in borrowings of approximately $19.5 million as well as an increase in the weighted average interest rate on borrowings outstanding on the line of credit from 7.6% in 2000 to 7.9% in 2001. In addition, amortization of debt issue costs increased $0.3 million due to the costs incurred to issue new debt in 2000 and complete amendments to the line of credit. Borrowings increased primarily to fund the lease termination costs as well as renovation costs.

        The benefit from income taxes in 2001 relates to the $65.5 million book loss recorded by the TRS Lessees. This loss relates primarily to the lease termination payments.

Net Income (loss) applicable to common shareholders

        Net income (loss) was $(11.7) million in 2001 and $29.4 million in 2000. The $41.1 million reduction in net income (loss) applicable to common shareholders relates primarily to the $65.5 million lease termination expense offset by the related benefit from income taxes of $24.7 million. Included in the net loss applicable to common shareholders in 2001 is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock.

  Year Ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

        During 2000, revenues primarily consisted of rental income from third-party lessees. As a result of the previously discussed termination of the leases and related agreements with Hilton, beginning January 1, 2001, the consolidated results of operations primarily reflect hotel-related revenues and operating costs. As a result, a comparison of historical results for the year ended December 31, 2001 to the year ended December 31, 2000 would not be as meaningful as a discussion of the actual 2001 results versus 2000 pro forma results. Accordingly, the Company has included a discussion of the actual year ended December 31, 2001 versus a pro forma year ended December 31, 2000. The pro forma results of operations for the year ended December 31, 2000 assumes that the following occurred on January 1, 2000:

  •
  the termination of the Hilton leases, management contracts and ancillary agreements;

  •
  the formation of TRS Lessees to lease 54 of our hotels (one of which was subsequently sold);

  •
  the implementation of the hotel management agreements between the TRS Lessees and Flagstone;

  •
  the sale of three hotels in 2000;

  •
  the redemption of the Series A Preferred Stock; and

  •
  the issuance of the Series B Preferred Stock.

RFS Hotel Investors, Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 2001 and 2000
(In thousands)

	Actual 2001	Pro Forma 2000
		(Unaudited)
Revenue:
Rooms	$188,725	$199,934
Food and beverage	17,695	19,693
Other operating departments	9,103	9,804
Lease revenue	5,782	5,877
Other	573	943

Total hotel revenue	221,878	236,251

Hotel operating expenses:
Rooms	37,000	38,195
Food and beverage	13,533	14,489
Other operating departments	2,201	2,287
Undistributed operating expenses:
Property operating costs	22,550	23,047
Property taxes, insurance and other	12,848	11,763
Franchise costs	17,007	16,161
Maintenance and repair	9,741	9,760
Management fees	5,762	5,739
Depreciation	29,605	26,575
Lease termination	65,496
Amortization of deferred expenses and unearned compensation	1,384	674
General and administrative	19,436	21,955

Total operating expenses	236,563	170,645

Operating income (loss)	(14,685)	65,606
Interest expense	26,042	25,463

Income (loss) before minority interest, (gain) loss on sale of hotels, and income taxes	(40,727)	40,143
Minority interests	(1,157)	3,218
(Gain) loss on sale of hotel properties	(1,127)	4,376
Provision for (benefit from) income taxes	(24,714)	2,679

Net income (loss)	(13,729)	29,870
Preferred stock dividends	(3,125)	(3,125)
Gain on redemption of Series A preferred Stock	5,141

Net income (loss) applicable to common shareholders	$(11,713)	$26,745

Revenues

        Revenue decreased 6.1% from $236.2 million to $221.9 million primarily due to the slowing economy exacerbated by the terrorist activities of September 11, 2001. Revenue per available room (RevPAR) at the 56 comparable hotels declined 4.6% due to a decline in occupancy of 3.3 percentage points and a decline in average daily rate of 0.1%. The revenue decline of 6.1% resulted from weak third and fourth quarters where RevPAR at the comparable hotels decreased 12.3% and 15.9%, respectively, promulgated by the significant decline in travel following the terrorist activities. Since the week ended September 22, RevPAR has improved incrementally, albeit at levels well below 2000 levels. RevPAR for the full service, extended stay and limited service hotel portfolios showed decreases in RevPAR of 10.4%, 1.3% and 0.3%, respectively from the comparable 2000 period. The comparable California hotels (9 of 10 hotels excluding the Hilton San Francisco Fisherman's Wharf which was undergoing renovation in 2000) experienced an average RevPAR decrease of 9.9%. Excluding our California hotels, RevPAR decreased 1.8%. California hotels represented 36% of room revenue in 2001. Within California, San Francisco and Silicon Valley generated approximately 22% of room revenue and the economy of this area has deteriorated rapidly in 2001, even prior to the events of September 11, as a result of the dot-com implosion, the well-publicized energy crisis, a weak convention calendar and the poor Japanese economy.

        The following shows hotel operating statistics for the 56 comparable hotels for the year ended December 31, 2001. Excluded from the 56 comparable hotels are the Hilton San Francisco Fisherman's Wharf hotel, which underwent renovation and was converted from a Ramada Plaza in 2000 and the Sheraton Hotel in Birmingham, Alabama, which was undergoing renovation in 2000.

COMPARABLE HOTELS OPERATING STATISTICS
For the Year Ended December 31, 2001

	ADR		OCCUPANCY			RevPAR
Hotel Type	2001	Variance vs. 2000	2001	Variance vs. 2000		2001	Variance vs. 2000
Full Service	$108.52	(2.0)%	67.9%	(6.4	) pts	$73.73	(10.4)%
Extended Stay	96.55	2.0%	78.5%	(2.7	) pts	75.83	(1.3)%
Limited Service	70.91	1.8%	67.4%	(1.4	) pts	47.79	(0.3)%
Total	$90.50	(0.1)%	70.7%	(3.3	) pts	$63.95	(4.6)%

        The comparable full service hotels (year to date excludes the Hilton San Francisco Fisherman's Wharf and the Sheraton hotel in Birmingham) produced an average RevPAR decrease of 10.4% year to date. The following six full service hotels located in Silicon Valley and San Francisco had RevPAR changes for the year ending December 31, 2001 as follows:

Hotel	Location	RevPAR Change
173-room Sheraton	Sunnyvale, CA	(15.0)%
237-room Beverly Heritage	Milpitas, CA	(18.4)%
229-room Sheraton	Milpitas, CA	(13.1)%
214-room Sheraton Four Points	Pleasanton, CA	(9.4)%
234-room Hilton	San Francisco, CA	(9.6)%
94-room Hotel Rex	San Francisco, CA	(31.0)%

        As explained previously, coupled with the events of September 11, the Silicon Valley and San Francisco markets have declined due to deteriorating economic conditions, particularly in the technology sector, and this adversely affected the operating results of these hotels.

        The extended stay hotels, which comprised approximately 33% of EBITDA, experienced a decline in RevPAR of 1.3%. Fourteen of the 18 extended stay properties are Residence Inns by Marriott, which experienced a decrease in RevPAR of 1.2%. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly, most of the extended stay hotels, with the exception of our 176-room Residence Inn in Orlando, are in markets that can be categorized as "drive to" markets rather than air travel markets. These hotels have been less affected by the events of September 11, with RevPAR declines of 11.4% since September 11, as our extended stay hotels have performed with less volatility than many of our full service hotels in a slowing market.

        The limited service hotels, which comprised approximately 25% of EBITDA, experienced a decrease in RevPAR of 0.3%. This market segment performed the best in terms of RevPAR versus the prior year. Seventeen of the 26 limited service hotels are Hampton Inns, which the Company believes is the best upscale limited service brand. These Hampton Inns produced a RevPAR increase of 3.6% from increases in occupancy of 0.2 points and ADR of 3.3%, respectively. These results are due to a combination of a slowing rate of increase in limited service room supply and increased demand resulting from a slowing economy that translated into guests trading down in price point to stay at limited service hotels. Like the extended stay hotels, these hotels have been less impacted by the events of September 11 than full service hotels.

        Food and beverage revenue decreased $2.0 million or 10.1%, directly attributable to the decrease in RevPAR of 10.4% on the full service portfolio. Revenue from other operating departments decreased $0.7 million or 7.1% as a result of fewer guest staying at all of the hotels, where RevPAR decreased 5.6%.

Expenses

        Total operating expenses increased $65.9 million due primarily to the lease termination expense of $65.5 million. Excluding the lease termination expense, operating margins (operating income as a percentage of total hotel revenue) decreased 4.9 points to 22.9% from 27.8%, driven by the decrease in revenue of 6.1%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 4.1% to $52.7 million from $55.0 million; however, as a percentage of total hotel revenue, hotel operating expenses increased to 23.8% in 2001 versus 23.3% in 2000. The increased percentage was due to the tight labor market conditions which resulted in an increased wage rate, but were partially offset by head count reductions that were made as the economy slowed throughout the year.

        Property operating costs decreased $0.5 million or 2.2% due primarily to a decrease in other capital expenses and operating leases of $1.0 million, offset by an increase in energy costs of 7.3% due primarily to the California energy crisis earlier in the year. At our ten California properties, energy costs rose 15.4%. The Company implemented several initiatives, including the use of high efficiency lighting, to lessen the impact of increased energy costs going forward.

        Property taxes, insurance and other expenses increased $1.0 million or 9.2%, driven primarily by increased costs of all types of insurance, including liability insurance ($0.4 million), earthquake insurance ($0.3 million), and property insurance ($0.1 million). The remainder of the variance ($0.2 million) is attributable to increased personal property taxes resulting from the significant renovations at certain hotels.

        Franchise costs increased $0.9 million or 5.2% due primarily to the brands frequency programs (specifically the Hilton HHonors® program which is now accepted at our Hampton Inns). While these increasing costs are not directly attributable to increased revenues, the Company has seen a beneficial effect on RevPAR at our limited service hotels.

        Depreciation increased 11.4% due to the increase in depreciable assets resulting from capital improvements at certain of our hotels, including the Hilton San Francisco Fisherman's Wharf. As a percentage of hotel revenue, depreciation increased from 11.3% to 13.3%. The Company is substantially finished with major renovations and expects depreciation increases to level off.

        The lease termination costs of $65.5 million represent the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

        Amortization of deferred expenses and unearned compensation increased $0.7 million as a result of stock grants in January 2001.

        General and administrative expenses decreased $2.5 million due primarily to the decrease in corporate general and administrative expenses of $2.1 million to 1.9% from 2.7% of hotel revenue. In the second and third quarters of 2001, the Company implemented austerity programs aimed at reducing these expenses as well as hotel operating expenses, which provided a $1.0 million favorable variance versus 2000. In addition, the Company reduced executive bonuses for 2001 by $0.6 million as compared to 2000. The remainder of the variance relates to the first quarter of 2000, when the Company wrote off development and due diligence costs of $0.2 million for potential projects that the Company decided not to pursue and incurred severance expense of approximately $0.3 million associated with a former employee.

        Interest expense increased $0.6 million or 2.3% due to the increase in the weighted average interest rate on borrowings outstanding on the line of credit from 7.6% in 2000 to 7.9% in 2001. In addition, amortization of debt issue costs increased $0.3 million due to the costs incurred to issue new debt in 2000 and complete amendments to the line of credit.

        The benefit from income taxes in 2001 relates to the $65.5 million book loss recorded by the TRS Lessees relating primarily to the Hilton lease termination.

Net Income (loss) applicable to common shareholders

        Net income (loss) applicable to common shareholders was $(11.7) million in 2001 and $26.7 million in 2000. The $38.4 million reduction in net income (loss) applicable to common shareholders relates primarily to the $65.5 million lease termination expense net of the related benefit from income taxes of $24.7 million. Included in the net loss applicable to common shareholders is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock from Hilton in 2001.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

        Lease revenue increased 7.7% in 2000 over 1999 due primarily to an increase in RevPAR at the 55 comparable hotels of 5.5% and lease revenue associated with a 40-room addition to the Beverly Heritage hotel in Milpitas, California completed in November 1999. At December 31, 2000, we owned interests in 60 hotels with 8,689 rooms located in 24 states.

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

Comparable Hotels Operating Statistics
For the Year Ended December 31, 2000 and 1999

	Lease Revenue		ADR		Occupancy		RevPAR
Hotel Type	2000	Variance vs. 1999	2000	Variance vs. 1999	2000	Variance vs 1999	2000	Variance vs. 1999
	(In thousands)
Full Service	$40,349	15.1%	$110.75	7.3%	74.3%	+2.0pts	$82.28	10.3%
Extended Stay	27,347	4.9%	$98.49	2.7%	82.3%	+1.0pts	$81.07	4.0%
Limited Service	28,132	0.9%	$69.55	0.9%	68.4%	+0.0pts	$47.61	1.0%
Total	$95,828	7.6%	$90.82	4.2%	73.7%	+0.9pts	$66.93	5.5%

        Increases in RevPAR for all market segments in 2000 exceeded those of 1999 with the full service hotels leading the way.

        Full Service Hotels.    Full service hotels comprised approximately 42% of comparable lease revenues in 2000. The full service hotels produced an average RevPAR increase of 10.3% in 2000 versus 3.8% in 1999. This 10.3% RevPAR increase was achieved through a 2.0 percentage point increase in occupancy and a 7.3% increase in ADR. The following four full service hotels, located in Silicon Valley, had RevPAR increases averaging 14.8% in 2000:

Hotel	Location	Increase in RevPAR
173-room Sheraton	Sunnyvale, CA	18.2%
214-room Four Points by Sheraton	Pleasanton, CA	17.5%
229-room Sheraton	Milpitas, CA	14.7%
214-room Beverly Heritage	Milpitas, CA	8.8%

        The Sunnyvale hotel was renovated and converted from a Four Points by Sheraton in December 1998. Since conversion, the hotel has posted strong results with occupancy increasing 6.7 points to 81.7% and ADR increasing 8.5% to $162.64.

        The Four Points by Sheraton in Pleasanton has rebounded from the loss of a major account in 1999 with occupancy increasing 7.2 points to 76.2% and ADR increasing 6.4% to $114.52.

        The Beverly Heritage's RevPAR is attributable to an increase in occupancy of 1.5 points to 76.1% in spite of a 40-room addition in November 1999 combined with an increase in ADR of 6.6% to $141.89.

        In addition to the Silicon Valley full service hotels, the following two hotels benefited from recent renovations and/or re-brandings:

        The Hilton San Francisco Fisherman's Wharf, which was converted from a Ramada Plaza in April 2000 after an $11 million dollar renovation, operated at occupancy of 75.4%, and ADR of $178.24 in the fourth quarter of 2000.

        The 255-room Sheraton Hotel in Clayton, Missouri, a suburb of St. Louis, produced a RevPAR gain of 16.1% in 2000. This Sheraton was converted from a Holiday Inn in August 1999. For the year, occupancy increased 6.4 points to 68.5% and ADR increased 5.3% to $100.38.

        Other full service hotels include the 94-room Hotel Rex in San Francisco's Union Square that produced a RevPAR increase of 17.4% in 2000 driven by an occupancy increase of 3.7 points to 80.0% and an ADR increase of 11.9% to $175.58. The five Holiday Inns, which have an average of 190 rooms per hotel, produced an increase in RevPAR of 1.1% in 2000. The Holiday Inn at Crystal Lake, Illinois (a suburb of Chicago) had been hit by significant supply increases over the last 18 months, as over 400 primarily limited service rooms have opened in its primary and secondary market area. Group business at this hotel remains strong, but transient business has been reduced in that market. The rest of the Holiday Inns are primarily located in competitive secondary markets that generally do not allow us the opportunity to aggressively increase rate or occupancy.

        Extended Stay Hotels.    Extended stay hotels comprised approximately 29% of comparable lease revenues in 2000. The extended stay hotels experienced an increase in RevPAR of 4.0% in 2000. Fourteen of the 18 extended stay properties are Residence Inns by Marriott and produced an increase in RevPAR of 3.8%, occupancy of 0.7 points to 82.7% and ADR of 2.9% to $98.89.

        Limited Service Hotels.    Limited service hotels comprised approximately 29% of comparable lease revenues in 2000. The limited service hotels experienced an increase in RevPAR of 1.0% in 2000 versus a decrease of 1.9% in 1999. Nineteen of the 27 limited service hotels are Hampton Inns and produced increased RevPAR of 1.7% through an increase in occupancy of 1.3 points.

Expenses

        As a percentage of total revenue, expenses, before the loss on sale of hotel properties and franchise termination fees, increased to 67% in 2000 from 63% in 1999.

        Taxes and insurance expense represented 10% of lease revenues for 2000 and 1999. The decrease in real estate taxes from the sale of two hotels in the fourth quarter was offset by increases in the taxing authorities' reassessments on renovations at some of our properties.

        Depreciation increased 12.3% due to increases in depreciable assets related to two hotels opened in 1999 and substantial renovations at the Hilton San Francisco Fisherman's Wharf and the Sheraton Birmingham.

        General and administrative expenses increased $2.6 million in 2000 to 5.9% of lease revenues in 2000 from 3.7% in 1999. Increases in general and administrative expenses were due to increases in compensation from incentive bonuses and additional personnel, other expenses in response to initiatives associated with the REIT Modernization Act, and to Centrafuse, our application service provider of hotel accounting solutions.

        Interest expense increased $3.2 million in 2000 due to a weighted average increase in borrowings during the year of approximately $19 million and an increase in borrowing costs due to a general increase in interest rates that impacted our variable rate debt. Borrowings increased primarily due to funding of renovation costs. At December 31, 2000, variable rate debt was 4% of total debt, a reduction from 35% a year ago. From 1998 through 2000, we spent $75 million or approximately 12% of gross hotel revenues renovating, expanding and re-branding our hotels.

        The loss on the sale of hotel properties and franchise termination fees of $4.4 million represents a reserve of $4.0 million established against notes receivable from prior years hotel sales and a loss of approximately $1.0 million on the sale of the Hampton Inn in Plano, Texas offset by gains on the sale of two hotels, the Hawthorne Suites in Atlanta, Georgia and the Hampton Inn in Warren, Michigan, aggregating approximately $0.7 million.

Funds from Operations and EBITDA

        The Company considers Funds From Operations ("FFO") and EBITDA to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

        The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from debt restructuring which will be extraordinary items in accordance with GAAP and sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items including lease termination costs and deferred income taxes. However, recurring FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. Recurring FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

        The following details the computation of recurring FFO (in thousands except per share amounts):

	2001	2000	1999
Net income (loss)	$(13,729)	$30,790	$34,990
Minority interest in Operating Partnership	(1,157)	3,218	3,620
Depreciation	29,605	27,198	24,210
Hilton lease termination, net of deferred income taxes	40,762
(Gain) loss on sale of hotel properties	(1,127)	4,376	1,602
Preferred stock dividends	(3,125)	(1,412)	(1,412)

Recurring FFO	$51,229	$64,170	$63,010

Weighted average common shares, partnerships units and potential dilutive shares outstanding	27,655	27,127	27,569

The following details the computation of EBITDA (in thousands):

	2001	2000	1999
Recurring FFO	$51,229	$64,170	$63,010
Interest expense	26,042	23,016	19,623
Amortization	1,384	1,710	2,071
Current income taxes	20
Preferred stock dividends	3,125	1,412	1,412

EBITDA	$81,800	$90,308	$86,116

Liquidity and Capital Resources

        The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the year ended December 31, 2001, cash flow provided by operating activities was $10.5 million The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At December 31, 2001, the Company had $5.7 million of cash and cash equivalents and had borrowed $81.2 million under its $140.0 million Line of Credit, subject to Borrowing Base Values, as calculated in accordance with the terms of the Line of Credit, which value may be less than the $140 million Line of Credit facility.

        The Company has included in this discussion of liquidity and capital resources the "as adjusted" effects on the Company resulting from the following transactions that occurred subsequent to December 31, 2001:

  •
  On February 20, 2002, the Company completed the sale of 1.15 million shares of common stock. Net proceeds of approximately $14.2 million from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

  •
  On February 26, 2002, the Company sold $125 million of senior notes. We used a portion of the net proceeds from the issuance and sale of the outstanding notes to repay approximately $53.6 million of our outstanding borrowings under our line of credit and to terminate two interest rate swaps at an aggregate cost of approximately $3.2 million, and we expect to use the remaining proceeds to redeem, on or about March 20, 2002, our 1996 commercial mortgage bonds for approximately $64.7 million, including a yield maintenance premium of $6.5 million.

        The following details the Company's debt outstanding at December 31, 2001 (dollar amounts in thousands) on an actual and as adjusted basis:

	Actual Balance	As Adjusted Balance	Interest Rate		Maturity	# of Hotels		Net Book Value at December 31, 2001 Collateral
Line of Credit	$81,188	$13,414	LIBOR + 200bp(a)	Variable	July 2004	24		$216,228
1996 Mortgage Debt, Class A	33,181	—	6.83%	Fixed	August 2008	15		143,522
1996 Mortgage Debt, Class B	25,000	—	7.30%	Fixed	November 2011	(b	)	(b	)
Mortgage Debt	92,087	92,087	7.83%	Fixed	December 2008	10		126,404
Mortgage Debt	18,271	18,271	8.22%	Fixed	November 2007	1		44,421
Mortgage Debt	51,408	51,408	8.00%	Fixed	August 2010	8		84,987
Notes	—	125,000	9.75%	Fixed	March 2012			—

	$301,135	$300,180						$615,562

(a)
Effective April 1, 2002, this interest rate is expected to increase to LIBOR + 225 basis points.

(b)
This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

        The interest rate on the line of credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to investment in hotel properties (as defined). The average interest rate on the line of credit (including the impact of the interest rate swaps) was approximately 7.9% for the year ended December 31, 2001. The line of credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "collateral pool"). The Company can obtain a release of the pledge of any hotel in the collateral pool if it provides a substitute hotel or reduces the total availability under the line of credit. The line of credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at December 31, 2001.

        The Company participates in two interest rate swap agreements. One of the interest rate swap agreements is for a notional amount of $30 million maturing in July 2003. Under this interest rate swap agreement, the Company receives payments based on the one month LIBOR rate of 2.14% and pays a fixed rate of 4.775% at December 31, 2001. In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the second interest rate swap agreement, the Company receives payment based on the one-month LIBOR rate of 2.14% and pays a fixed rate of 6.535% at December 31, 2001. In connection with the repayment of a portion of our line of credit using proceeds from the issuance of the outstanding notes, we terminated these agreements at an aggregate approximate cost of $3.2 million.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable, subject to various prepayment penalties and yield maintenance or defeasance obligations. At December 31, 2001, approximately 96% of the Company's debt was fixed at an average interest rate of 7.7%. On an as adjusted basis, at December 31, 2001 approximately 96% of our debt was fixed at an average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations on an actual and as adjusted basis at December 31, 2001, are as follows (in thousands):

	Actual		As Adjusted
2002	$6,547		$2,487
2003	7,044		2,695
2004	88,735	(1)	16,301	(1)
2005	8,152		3,161
2006	8,772		3,424
Thereafter	181,885		272,112

	$301,135		$300,180

(1)
Includes the outstanding balance of our line of credit, as of December 31, 2001, which is scheduled to mature on July 30, 2004.

        In addition to the above principal payment of debt obligations, as of December 31, 2001, the Company had a $0.6 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan set-up on behalf of the hotel employees of Flagstone. On January 1, 2002, the letter of credit was increased to $2.0 million. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not material.

        On January 2, 2001, RFS Hotel Investors, Inc. issued 250,000 shares of non-convertible mandatorily redeemable Series B Preferred Stock with an aggregate liquidation preference of $25 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5% of the liquidation preference of the shares. If not repaid, beginning January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. RFS may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 for $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying premiums over the liquidation preference. The shares are mandatorily redeemable upon a change of control, dissolution, or winding up or on our failure to qualify as a REIT.

        Certain significant credit statistics at December 31, 2000 and 2001 and, on an as adjusted basis, for the year ended December 31, 2001, are as follows:

Credit Statistic	December 31, 2000	December 31, 2001	As Adjusted Year Ended December 31, 2001
EBITDA to interest expense(1)	3.9x	3.3x	3.0x
Total debt to EBITDA	3.1x	3.7x	3.7x
Weighted average maturity of fixed rate debt	8.4 years	7.3 years	8.4 years
Ratio of fixed interest rate debt to total debt	96%	96%	96%
Ratio of debt to investment in hotel properties, at cost(2)	38%	38%	37%

(1)
Excludes amortization of loan costs and deferred financing fees.

(2)
Investment in hotel properties at cost, as defined by the Company.

        For the years ended December 31, 2000 and 2001, the Company spent $32.6 million and $18.0 million, respectively, on capital improvements to its hotels. The Company expects to spend approximately $9.0 million on capital improvements to its hotels during 2002, which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the line of credit.

        Over the next 12 months, the Company expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the line of credit. Borrowings under the line of credit bear interest at a floating rate based upon (and including spreads over), at our option, LIBOR or the Prime Rate. The line of credit also has various financial and other covenants. At December 31, 2001, the Company had $30.2 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Company's ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company's control. If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, the Company may have to undertake alternative financing plans. The Company cannot assume that completion of any such alternative financing plans will be possible. The Company's inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

        The Company intends to fund cash distributions to shareholders and limited partners principally out of cash generated from operations. The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income, to the extent that working capital and cash flow from its investments are insufficient to make such distributions.

        In the future the Company may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness it may incur, the board of directors has adopted a current policy limiting the amount of indebtedness to an amount not in excess of approximately 45% of the Company's investment in hotel properties, at cost (as defined). The board may change the debt policy at any time without shareholder approval.

Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

Seasonality

        The hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the line of credit to make distributions to the equity holders.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        On an on-going basis, we evaluate our estimates, including those related to bad debts, carrying value of investments in hotels, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        We record an impairment charge when we believe an investment in hotels has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made

Forward-Looking Statements

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

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

        The Company is exposed to certain financial market risks, one being fluctuations in interest rates. The Company monitors interest rate fluctuations as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowing under the line of credit. If interest rates increased by 25 basis points, its annual interest expense would have increased by approximately $68 thousand, based on balances outstanding during the year ending December 31, 2001.

        The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At December 31, 2001, the Company had outstanding total indebtedness of approximately $300.2 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 96% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.7% at December 31, 2001. The Company participates in two interest rate swap agreements. One of the interest rate swap agreements is for a notional amount of $30 million maturing in July 2003. Under this interest rate swap agreement, the Company received payments based on the one month LIBOR rate of 2.14% and pays a fixed rate of 4.775% at December 31, 2001. In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the second interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 2.14% and pays a fixed rate of 6.535% at December 31, 2001. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. In connection with the issuance of the outstanding senior notes and pay down of the outstanding balance on the line of credit, the Company terminated these interest rate swap agreements at an aggregate cost of approximately $3.2 million.

        The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at December 31, 2001, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2001. For the interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. In connection with the issuance of the notes, the interest rate swaps were terminated at a cost of approximately $3.2 million. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at December 31, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.66% which consists of the 7-year treasury of 4.66% as December 31, 2001 plus 200 basis points.

Expected Principal Cash Flows
(In thousands)

Liabilities	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value Total
Long-Term Debt:
Fixed Rate	$6,547	$7,044	$77,547	$8,152	$8,772	$181,885	$289,947	$301,414
Average Interest Rate	7.71%	7.71%	7.69%	7.69%	7.69%	7.69%
Variable Rate			$11,188				$11,188	$11,188
Average Interest Rate			4.03%
Interest Rate Derivatives:
Variable to Fixed		$70,000					$70,000	$(3,220)
Average Pay Rate(1)	5.78%	5.78%
Average Receive Rate(1)	2.32%	4.16%

(1)
Before the spread on LIBOR of 200 basis points.

        The table incorporates only those exposures that exist as of December 31, 2001 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Item 8. Financial Statements and Supplementary Data Included herein beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Company

        Information about the Directors and Executive Officers of the Company is incorporated herein by reference to the discussion under "Executive Officers of RFS" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 11. Executive Compensation

        Information about executive compensation is incorporated herein by reference to the discussion under "Executive Compensation Tables" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information about the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the discussion under "Director and Officer Stock Ownership" and "Principal Stockholders" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        Information about certain relationships and related transactions is incorporated by reference to the discussion under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

(a) Financial Statements

        The following financial statements are included in this report on Form 10-K:

        Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 2001 and 2000
    Consolidated Statements of Operations for years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Comprehensive Income (loss) for years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Shareholders' Equity for years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for years ended December 31, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements

        The following financial statement schedule and report of independent accountants on the financial statement schedule is included in this report on Form 10-K:

    Report of Independent Accountants on the Financial Statement Schedules

    Schedule III—Real Estate and Accumulated Depreciation

        All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

(b) Reports on Form 8-K

  •
  October 23, 2001—Report of the issuance of a press release announcing expected lower earnings for the third and fourth quarters of 2001.

  •
  November 1, 2001—Report of the issuance of a press release announcing the Company's operating results for the third quarter ended September 30, 2001.

  •
  January 31, 2002—Report of the issuance of a press release announcing the Company's operating results for the fourth quarter ended December 31, 2001.

  •
  February 7, 2002—Report of the issuance of a press release announcing that its operating partnership, RFS Partnership, L.P., intends to offer $125 million of senior notes.

  •
  February 8, 2002—Issuance of the RFS Hotel Investors, Inc. Audited Financial Statements as well as management's discussion and analysis of the financial condition and results of operations of RFS Hotel Investors, Inc.

  •
  February 14, 2002—Report of the issuance of a press release announcing an offering of 1.0 million shares of the Company's common stock.

  •
  February 14, 2002—Filing the form of Underwriting Agreement dated February 14, 2002, between RFS Hotel Investors, Inc., RFS Partnership, L.P., and Banc of America Securities LLC in connection with the sale of 1,000,000 shares of the Company's common stock.

  •
  February 26, 2002—Report of the issuance of a press release announcing the conclusion of the sale of the $125 million senior notes offering.

(c) Exhibits

Exhibit Number	Exhibit
3.1	Second Restated Charter of RFS Hotel Investors, Inc. dated March 6, 1995 (previously filed as Exhibit 3.1 to RFS's Current Report on Form 8-K dated March 6, 1995 and incorporated herein by reference).
3.1(a)
Articles of Amendment to Second Restated Charter of RFS Hotel Investors, Inc. dated February 27, 1996 (previously filed as Exhibit 3.1 to RFS's Report on Form 8-K dated March 14, 1996 and incorporated herein by reference).
3.1(b)
Second Articles of Amendment to Second Restated Charter of RFS Hotel Investors, Inc. dated June 27, 1996 (previously filed as Exhibit 3.1 to RFS's Report on Form 8-K dated July 8, 1996 and incorporated herein by reference).
3.1(c)
Articles of Amendment to the Second Restated Charter of RFS Hotel Investors, Inc. dated December 27, 2000 (previously filed as Exhibit 3.1 to RFS's current report on Form 8-K dated January 16, 2001 and incorporated herein by reference).
3.1(d)
Articles of Amendment to the Second Restated Charter of RFS Hotel Investors, Inc. dated December 13, 2001 (previously filed as Exhibit 3.1(d) to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
3.2	By-Laws of RFS Hotel Investors, Inc. (previously filed as Exhibit 3.2 to RFS's form S-11 Registration Statement, Registration No. 33-63696 and incorporated herein by reference).
3.3
Fifth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated January 2, 2001 (previously filed as Exhibit 3.3 to RFS's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.4	Charter of RFS 2002 Financing, Inc. dated February 8, 2002. (previously filed as Exhibit 3.5 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
3.5	By-Laws of RFS 2002 Financing, Inc. dated February 8, 2002 (previously filed as Exhibit 3.6 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
3.6	Charter of RFS Leasing VII, Inc. dated November 13, 2000 (previously filed as Exhibit 3.7 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
3.6(a)
Articles of Amendment to the Charter of RFS Leasing VII, Inc. dated December 10, 2001 (previously filed as Exhibit 3.7(a) to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
3.7	By-Laws of RFS Leasing VII, Inc. dated November 13, 2000 (previously filed as Exhibit 3.8 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
4.1
Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (previously filed as Exhibit 4.1 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).

4.2
Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (previously filed as Exhibit A to Exhibit 4.1 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
4.3
Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (previously filed as Exhibit A to Exhibit 4.1 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
4.4
Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (previously filed as Exhibit 4.4 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
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
10.4(a)
Employment Agreement between RFS Managers, Inc. and Randall L. Churchey dated September 27, 1999 (previously filed as Exhibit 10.4(a) to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4(b)
Employment Agreement between RFS Managers, Inc. and Kevin M. Luebbers dated July 1, 2000 (previously filed as Exhibit 10.4(b) to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
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
10.16
First Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated March 1, 2000 (previously filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.17
Second Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated August 1, 2000 (previously filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.18
Third Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated August 1, 2000 (previously filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.19
Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS Hotel Investors, Inc. (previously filed as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
10.20
Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000, LLC (as borrower), a wholly-owned subsidiary of RFS Hotel Investors, Inc. (previously filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
12.1	Statements regarding Computation of Ratios (previously filed as Exhibit 12.1 to RFS's form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference).
21.1	List of Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the RFS's form S-4 Registration statement dated March 15, 2002, and incorporated herein by reference).
*23.1	Consent of PricewaterhouseCoopers LLP

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFS HOTEL INVESTORS, INC.
	By:	/s/ DENNIS M. CRAVEN
Dennis M. Craven Vice President and Chief Accounting Officer

Date: March 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ ROBERT M. SOLMSON Robert M. Solmson	Chairman of the Board, Chief Executive Officer and President	March 15, 2002

/s/ RANDALL L. CHURCHEY Randall L. Churchey	President and Chief Operating Officer and Director	March 15, 2002

/s/ KEVIN M. LUEBBERS Kevin M. Luebbers	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2002

/s/ KEVIN M. LUEBBERS Kevin M. Luebbers	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2002

/s/ DENNIS M. CRAVEN Dennis M. Craven	Vice President and Chief Accounting Officer	March 15, 2002

/s/ H. LANCE FORSDICK H. Lance Forsdick, Sr.	Director	March 15, 2002

/s/ BRUCE E. CAMPBELL, JR. Bruce E. Campbell, Jr.	Director	March 15, 2002

/s/ MICHAEL E. STARNES Michael E. Starnes	Director	March 15, 2002

/s/ JOHN W. STOKES, JR. John W. Stokes, Jr.	Director	March 15, 2002

/s/ R. LEE JENKINS R. Lee Jenkins	Director	March 15, 2002

/s/ RICHARD REISS, JR. Richard Reiss, Jr.	Director	March 15, 2002

/s/ KARL MATTHIES Karl Matthies	Director	March 15, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of RFS Hotel Investors, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of RFS Hotel Investors, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP

Dallas, Texas
February 7, 2002, except for Note 10, as to
which the date is February 26, 2002

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	December 31, 2000
ASSETS
Investment in hotel properties, net	$615,562	$635,997
Cash and cash equivalents	5,735	3,681
Restricted cash	6,817	4,929
Accounts receivable	5,533	13,041
Deferred expenses, net	6,964	6,814
Other assets	3,517	9,005
Deferred income taxes	24,734

Total assets	$668,862	$673,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$20,857	$12,734
Borrowings on Line of Credit	81,188	50,273
Mortgage notes payable	219,947	227,158
Minority interest in Operating Partnership, 2,458 and 2,562 units issued and outstanding at December 31, 2001 and 2000, respectively and other consolidated subsidiaries	31,059	34,848

Total liabilities	353,051	325,013

Series B Preferred Stock, $0.01 par value, 5,000 shares authorized, 250 shares issued and outstanding	25,000

Commitments and contingencies
Shareholders' equity:
Series A Preferred Stock, $.01 par value, 5,000 shares authorized, 974 shares issued and outstanding at December 31, 2000		10
Common Stock, $.01 par value, 100,000 shares authorized, 25,811 and 25,088 shares issued at December 31, 2001 and 2000, respectively	258	251
Additional paid-in capital	368,361	374,910
Other comprehensive income	(3,220)
Treasury stock, at cost, 576 shares	(8,100)	(8,100)
Distributions in excess of earnings	(66,488)	(18,617)

Total shareholders' equity	290,811	348,454

Total liabilities and shareholders' equity	$668,862	$673,467

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999
Revenue:
Rooms	$188,725
Food and beverage	17,695
Other operating departments	9,103
Lease revenue	5,782	$106,574	$98,962
Other	573	785	700

Total hotel revenue	221,878	107,359	99,662

Hotel operating expenses:
Rooms	37,000
Food and beverage	13,533
Other operating departments	2,201
Undistributed operating expenses:
Property operating costs	22,550
Property taxes, insurance and other	12,848	10,747	9,859
Franchise costs	17,007
Maintenance and repair	9,741
Management fees	5,762
Depreciation	29,605	27,198	24,210
Lease termination	65,496
Amortization of deferred expenses and unearned compensation	1,384	674	858
General and administrative	19,436	6,304	3,687

Total operating expenses	236,563	44,923	38,614

Operating income (loss)	(14,685)	62,436	61,048
Interest expense	26,042	24,052	20,836

Income (loss) before minority interest, (gain) loss on sale
of hotels, and income taxes	(40,727)	38,384	40,212
Minority interests	(1,157)	3,218	3,620
(Gain) loss on sale of hotel properties	(1,127)	4,376	1,602
Benefit from income taxes	(24,714)

Net income (loss)	(13,729)	30,790	34,990
Gain on redemption of Series A preferred Stock	5,141
Preferred stock dividends	(3,125)	(1,412)	(1,412)

Net income (loss) applicable to common shareholders	$(11,713)	$29,378	$33,578

Earnings (loss) per share — basic and diluted	$(0.47)	$1.20	$1.34
Weighted average common shares outstanding—basic	25,045	24,559	25,002
Weighted average common shares outstanding—diluted	25,045	24,580	25,002

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999
Net income (loss)	$(13,729)	$30,790	$34,990
Unrealized holding losses arising on interest rate swaps	(3,220)

Comprehensive income (loss)	$(16,949)	$30,790	$34,990

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

		Common Stock
	Preferred Stock	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Treasury Stock	Distributions in Excess of Income	Total
Balances at December 31, 1998	$10	25,021	$251	$373,156		$(2,012)	$(4,468)	$366,937
Purchase of treasury shares				205		(1,644)		(1,439)
Issuance of restricted common shares to officers and directors		41
Distributions on common shares, ($1.54 per share)							(38,519)	(38,519)
Distributions on preferred shares, ($1.45 per share)							(1,412)	(1,412)
Amortization of unearned compensation				726				726
Net income							34,990	34,990

Balances at December 31, 1999	$10	25,062	$251	$374,087		$(3,656)	$(9,409)	$361,283
Purchase of treasury shares						(4,444)		(4,444)
Issuance of common shares		13		162				162
Issuance of restricted common shares to officers and directors		13
Distributions on common shares, ($1.54 per share)							(38,586)	(38,586)
Distributions on preferred shares, ($1.54 per share)							(1,412)	(1,412)
Amortization of unearned compensation				661				661
Net income							30,790	30,790

Balances at December 31, 2000	$10	25,088	$251	$374,910		$(8,100)	$(18,617)	$348,454
Purchase of preferred shares	(10)			(12,990)				(13,000)
Issuance of common shares		453	4	5,112				5,116
Issuance of restricted common shares to officers and directors		270	3					3
Distributions on common shares, ($1.255 per share)							(30,661)	(30,661)
Distributions on preferred shares, ($3.125 per Series B share)							(3,481)	(3,481)
Unrealized holding losses arising on interest rate swaps					$(3,220)			(3,220)
Amortization of unearned compensation				1,329				1,329
Net income (loss)							(13,729)	(13,729)

Balances at December 31, 2001		25,811	$258	$368,361	$(3,220)	$(8,100)	$(66,488)	$290,811

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(13,729)	$30,790	$34,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,343	28,908	26,281
Minority interest in Operating Partnership	(1,157)	3,218	3,620
(Gain) loss on sale of hotel properties	(1,127)	4,376	79
Changes in assets and liabilities:
Accounts receivable	7,508	(2,240)	(145)
Other assets	5,432	(3,473)	2,277
Deferred income taxes	(24,734)
Accounts payable and accrued expenses	5,930	3,644	(218)

Net cash provided by operating activities	10,466	65,223	66,884

Cash flows from investing activities:
Investment in hotel properties and hotels under development	(18,013)	(32,551)	(34,066)
Cash paid for franchise fees	(65)		(49)
Restricted cash	(1,888)	(379)	6,727
Proceeds from sale of hotel properties	11,324	22,087	808

Net cash used by investing activities	(8,642)	(10,843)	(26,580)

Cash flows from financing activities:
Purchase of treasury stock		(4,444)	(1,439)
Proceeds from borrowings	66,688	81,200	16,500
Payments on debt	(42,984)	(86,047)	(7,021)
Redemption of preferred stock	(13,000)
Distributions to common and preferred shareholders	(34,142)	(39,972)	(39,931)
Distributions to limited partners	(3,135)	(3,988)	(3,954)
Redemption of units			(22)
Issuance of common and preferred stock, net of $1,060 issuance costs	28,439	162
Loan fees paid	(1,636)	(3,523)	(538)

Net cash provided (used) by financing activities	230	(56,612)	(36,405)

Net increase (decrease) in cash and cash equivalents	2,054	(2,232)	3,899
Cash and cash equivalents at beginning of period	3,681	5,913	2,014

Cash and cash equivalents at end of period	$5,735	$3,681	$5,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,403	$22,970	$20,172

        Supplemental disclosure of non-cash activities:

        In 2001, the Company:

  i.
  Issued 103 thousand shares of common stock with a value of $1.6 million in exchange for 103 thousand Operating Partnership units and issued 7 thousand shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.

  ii.
  Recorded a liability of $3.2 million for the fair value of the interest rate swaps at December 31, 2001.

  iii.
  Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

        In 2000, the Company recorded a $0.1 million allocation to paid-in capital from minority interest.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RFS HOTEL INVESTORS, INC.

Note 1. Organization

        RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at December 31, 2001, owned interests in 58 hotels with 8,424 rooms located in 24 states (collectively the "Hotels") through its approximate 91% equity interest in RFS Partnership L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company".

        The following table provides a schedule of the hotels by brand at December 31, 2001:

Franchise Affiliation	Hotel Properties	Rooms/Suites
Full Service hotels:
Sheraton	4	864
Holiday Inn	5	954
Independent	2	331
Sheraton Four Points	2	412
Hilton	1	234
Doubletree	1	221

	15	3,016

Extended Stay hotels:
Residence Inn by Marriott	14	1,851
TownePlace Suites by Marriott	3	285
Homewood Suites by Hilton	1	83

	18	2,219

Limited Service hotels:
Hampton Inn	17	2,113
Holiday Inn Express	5	637
Comfort Inn	2	337
Courtyard by Marriott	1	102

	25	3,189

Total	58	8,424

        The following summarizes the number of hotels owned for the periods presented:

	2001	2000	1999
Hotels owned at beginning of years	60	62	60
Acquisitions and developed hotels placed into service	2
Sales of hotels	(2)	(2)

Hotels owned at end of years	58	60	62

        Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly- owned taxable real estate investment trust ("REIT") subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with Hilton Hotels Corporation ("Hilton") for approximately $65.5 million. This transaction represents the cancellation of certain executory contracts some of which extended through 2012. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits or losses from the hotels, which previously accrued to Hilton under these contracts and, in the opinion of management, gives the Company (i) more control over the daily operations of the hotels, (ii) the benefits from any cost efficiencies or ancillary revenues generated at the hotels, and (iii) flexibility, in that the hotels are not encumbered by long term leases which are difficult to amend and expensive to terminate. As a result of this transaction, the Company began reporting hotel revenues and expenses rather than lease revenue. All of the hotels continue to operate under the same franchise affiliation as prior to the contract termination.

        Simultaneous with the termination of the leases, management contracts and related agreements, the TRS Lessees entered into new management contracts with Flagstone Hospitality Management ("Flagstone"). At December 31, 2001, Flagstone manages 51 of the Company's 58 hotels and the remaining seven hotels are managed by four other third-party management companies. Only five of the Company's hotels are operated under long-term leases with third parties as of December 31, 2001.

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

        Fair Value of Financial Instruments.    The Company's financial instruments include rents receivable, accounts payable, other accrued expenses, mortgage loans payable and interest rate swap agreements. The fair values of these financial instruments other than the interest rate swap agreements and mortgage loans payable are not materially different from their carrying or contract values. The fair value of the interest rate swaps are estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $3.2 million and $0.8 million at December 31, 2001 and 2000. The carrying values of the Company's borrowings are estimated to be below fair value by approximately $11.5 million due to changes in comparable interest rates.

        Investment in Hotel Properties.    Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings and improvements and five to seven years for furniture and equipment. Repairs and maintenance costs are charged to expense as incurred. The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any facts or circumstances indicating impairment of any of its investment in hotel properties.

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

        Deferred Expenses.    Deferred expenses, consisting of initial fees paid to franchisors, loan fees and other costs incurred in issuing debt, are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements, which range from 10 to 15 years. Amortization of loan fees and other costs incurred in issuing debt are computed using the interest method over the maturity period of the related debt. Accumulated amortization of deferred expenses is $6.6 million and $5.0 million at December 31, 2001 and 2000, respectively.

        Minority Interest in Operating Partnership and other Consolidated Subsidiaries.    Minority interest in the Operating Partnership and other Consolidated Subsidiaries represents the limited partners' proportionate share of the equity in the Operating Partnership and other Consolidated Subsidiaries. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the year.

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

        Revenue Recognition.    In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with the provisions of the Percentage Lease agreements. The lessees are in compliance with their rental obligations under the Percentage Leases. For the years ended December 31, 2001 and 2000, five and fifty-six hotels were leased to third party lessees, respectively.

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

        Basic and Diluted Earnings Per Share.    Basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and equivalents outstanding during the period. Common share equivalents represent shares issuable upon exercise of options. For the year ended December 31, 2001, the common share equivalents would be antidilutive, and accordingly are not assumed to be outstanding for the computation of diluted earnings per share. For the years ended December 31, 2000, 1999, the Company's Series A Preferred Stock, if converted to common shares, would be antidilutive; accordingly, the Series A Preferred Stock is not assumed to be converted in the computation of diluted earnings per share. In addition, the Series B Preferred Stock is non-convertible and accordingly, is not included in the computation of diluted earning per share.

        Derivatives.    Effective January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a liability of approximately $0.8 million with a corresponding charge to other comprehensive income representing the fair value of its interest rate swap agreements. At December 31, 2001, the fair value of the Company's interest rate swap agreements was a liability of approximately $3.2 million and is included in "Accounts payable and accrued expenses" with the related unrealized loss recorded in other comprehensive income within shareholders' equity. If LIBOR interest rates remain unchanged for the next twelve months, the Company estimates that interest expense will be $2.5 million higher than if the Company had not entered into the swaps. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives (cash flow hedges). Derivatives are used primarily to fix the rate on debt based on floating-rate indices. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        Segment Information.    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

        Distributions.    The Company intends to pay regular quarterly distributions on its common shares and Operating Partnership units and the current quarterly distribution is $0.25 per share or unit, declared on January 31, 2002. Additionally, the Company pays regular quarterly dividends on its Series B Preferred Stock in accordance with its dividend requirements. The Company's ability to make distributions is dependent upon receipt of its quarterly distributions from the Operating Partnership.

Note 3. Investment in Hotel Properties

        Investment in hotel properties consists of the following at December 31, 2001, and 2000, respectively (in thousands):

	2001	2000
Land	$70,401	$71,886
Building and improvements	543,912	541,847
Furniture and equipment	115,479	106,554
Capital improvements program expenditures	16,422	19,245

	746,214	739,532
Accumulated depreciation	(130,652)	(103,535)

	$615,562	$635,997

        Capitalized interest was $0 and $0.6 million for the years ended December 31 2001 and 2000, respectively.

Note 4. Debt

        The following details the Company's debt outstanding at December 31, 2001 and 2000 and the net book value of the collateral pledged against the debt at December 31, 2001 (dollar amounts in thousands):

			Collateral
	Interest Rate	Maturity	# of Hotels		Net Book Value		2001	2000
Variable Rate Debt:
Line of Credit	LIBOR + 200bp	July 2004	24		$216,228		$11,188	$10,273
Fixed Rate Debt:
Line of Credit	6.54%	July 2003	(a	)	(a	)	40,000	40,000
Line of Credit	4.78%	July 2003	(a	)	(a	)	30,000
Mortgage	6.83%	August 2008	15		143,522		33,181	36,971
Mortgage	7.30%	November 2011	(b	)	(b	)	25,000	25,000
Mortgage	7.83%	December 2008	10		126,404		92,087	93,460
Mortgage	8.22%	November 2007	1		44,421		18,271	18,556
Mortgage	4.50%	January 2001						1,125
Mortgage	8.00%	August 2010	8		84,987		51,408	52,046

					$615,562		$301,135	$277,431

(a)
Interest rate swaps have fixed the rate of interest on these portions of the Line of Credit and these portions are also collateralized by the twenty-four properties pledged against the variable portion of the Line. The interest rate swaps mature in July 2003.

(b)
This mortgage is also collateralized by the fifteen properties pledged against the previous mortgage in the table.

        The interest rate on the $140 million Line of Credit that matures in July 2004 ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate on the variable contracts of the Line of Credit outstanding at December 31, 2001 was 4.03%, calculated as the LIBOR interest rate of 2.03% plus 200 basis points. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company may obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. Borrowings under the Line of Credit are limited to the Borrowing Base Value, which was $111.4 million at December 31, 2001. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at December 31, 2001.

        The Company participates in two interest rate swap agreements. One of the interest rate swap agreements is for a notional amount of $30 million maturing in July 2003. Under this interest rate swap agreement, the Company receives payments based on the one month LIBOR rate of 2.14% and pays a fixed rate of 4.775% at December 31, 2001. In addition, the Company participates in a second interest rate swap agreement for a notional amount of $40 million maturing in July 2003. Under the second interest rate swap agreement, the Company receives payments based on the one-month LIBOR rate of 2.14% and pays a fixed rate of 6.535% at December 31, 2001.

        The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties. Net receipts (payments) under the interest rate swap agreements were $(1.3) million, $0.1 million and $0 for the years ended December 31, 2001, 2000 and 1999.

        The fair value of the interest rate swap agreements are estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $3.2 million and $0.8 million at December 31, 2001 and 2000.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral (except for the 1996 CMBS debt which matures in two tranches in August 2008 and November 2011), upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At December 31, 2001 and 2000, approximately 96% of RFS' debt is fixed at an average interest rate of 7.7%.

        Future scheduled principal payments of debt obligations at December 31, 2001 are as follows (in thousands):

Amount
2002	$6,547
2003	7,044
2004	88,735
2005	8,152
2006	8,772
Thereafter	181,885

$301,135

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

Note 5. Income Taxes

        The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute as least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income taxes on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

        Prior to January 1, 2001, the Company was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The components of income tax expense (benefit) for the year ended December 31, 2001 are as follows:

Current:
State	$20
Deferred:
Federal	$(24,734)

Benefit from income taxes	$(24,714)

        The deferred tax benefit was calculated using an effective tax rate of 38% applied to the income of the TRS Lessees, adjusted for temporary differences related to the Hilton lease termination transaction. The deferred tax asset relates mainly to the payments to terminate the operating leases, management contracts and ancillary agreements with Hilton that were expensed for financial reporting purposes whereas, for tax purposes, these payments will be amortized over the lives of the leases. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at December 31, 2001.

        The reconciliation of the Company's statutory income tax rate to effective tax rate for the year ended December 31, 2001 is as follows:

Statutory U.S. Federal income tax benefit	35%
State income tax benefit	3%
Non-taxable REIT income	25%
Other	1%

Effective tax rate	64%

Reconciliation between GAAP net income (loss) and REIT taxable income:

        The following table reconciles GAAP net income (loss) to taxable income for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
GAAP net income (loss)	$(13,729)	$30,790	$34,990
Plus GAAP net loss on taxable subsidiaries included above	40,234	889	1,302

GAAP net income from REIT operations (a)	26,505	31,679	36,292
Book/tax differences on minority interest share of TRS Lessees' loss	(3,206)
Book/tax differences on depreciation and amortization	4,333	(2,005)	(4,609)
Book/tax differences on gains/losses from capital transactions	4,781	3,745	52
Other book/tax differences, net	(180)	915	1,689

Adjusted taxable income subject to distribution requirement (b)	$32,233	$34,334	$33,424

(a)
All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to taxable REIT subsidiaries and non-qualified REIT subsidiaries.

(b)
The dividend requirement was 90% in 2001 and 95% in 1999 and 2000, respectively.

Characterization of distributions:

        The following table characterizes distributions paid per common share for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	$	%	$	%	$	%
Ordinary income	$1.13	89.8%	$1.43	92.8%	$1.54	100%
Return of capital	0.09	6.7%	0.02	1.3%
Capital gains			0.01	0.3%
Unrecaptured Section 1250 gain	0.04	3.5%	0.08	5.6%

	$1.26	100%	$1.54	100%	$1.54	100%

Note 6. Capital Stock

        Preferred Stock.    The Board of Directors is authorized to provide for the issuance of up to 5 million shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

        In 1996, the Company issued to one of the lessees 973,684 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Company redeemed the Series A Preferred Stock on January 1, 2001 for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that is included in net income (loss) applicable to common shareholders in 2001.

        On January 2, 2001, the Company issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not redeemed prior to January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying amounts over the original share price. The shares are mandatorily redeemable by the holders at varying premiums over the original share price upon a change of control, dissolution, or winding up of the Company or on the Company's failure to qualify as a REIT.

        Operating Partnership Units.    RFS is the sole general partner of the Operating Partnership and is obligated to contribute the net proceeds from any issuance of its equity securities to the Operating Partnership in exchange for units of partnership interest ("Units") corresponding in number and terms to the equity securities issued. The Operating Partnership may also issue Units to third parties in exchange for cash or property, and Units so issued to third parties are redeemable at the option of the holder for a like number of shares of common stock of the Company, or cash, or a combination thereof, at the election of the Company.

Note 7. Commitments and Contingencies

        The Company maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount customarily obtained for or by hotel owners. All 10 of the Company's hotels in California are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under building codes which were less stringent with regard to earthquake related requirements. An earthquake could render significant damage to the Company's hotels. Additionally, areas in Florida where six of the Company's hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on its hotels in California and wind insurance policies on certain of its hotels located in Florida. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be economically insurable. With respect to its hotels in California, in addition to the applicable deductibles under its earthquake insurance policies, the Company is self-insured for the first $5 million per earthquake. The Company believes its current property insurance, which expires June 30, 2002, will protect it against losses resulting from a terrorist attack. Upon renewal, the Company does not know whether its property insurance will protect it against losses resulting from a terrorist attack. The Company believes that such losses may not be economically insurable. In the event of a substantial loss, the Company's insurance coverage may not be able to cover the full current market value or replacement cost of its lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect our ability to replace or renovate a hotel after it has been damaged or destroyed.

        As of December 31, 2001, the Company had a $0.6 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan set-up on behalf of the hotel employees of Flagstone. On January 1, 2002, the letter of credit was increased to $2.0 million. There are no outstanding balances on the letter of credit.

        Effective January 1, 2001, the Company receives rental income from five hotels leased to third parties under the Percentage Leases which expire in 2007 (1 hotel), 2008 (2 hotels) and 2009 (2 hotels).

        Minimum future rental income (base rents) due the Company under these noncancelable operating leases at December 31, 2001, is as follows (in thousands):

Year	Amount
2002	$2,489
2003	2,489
2004	2,489
2005	2,489
2006	2,489
2007 and thereafter	3,853

$16,298

        Lease revenue is based on a percentage of room revenues, food and beverage revenues and other revenues of the Hotels. Both the base rent and the threshold room revenue in each lease computation are adjusted annually for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year. The CPI adjustments made in January 2001 and 2000 were 3.4% and 2.7%, respectively.

        The Company may terminate any lease agreement with respect to a hotel property upon the sale of a hotel property in exchange for a termination payment to the lessee. Under the Percentage Leases, the Company is obligated to pay the costs of real estate taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the Hotels' revenues to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels.

Note 8. Stock-Based Compensation Plans

        The Company's Restricted Stock and Stock Option Plan (the "Plan") provides for the grant of stock options to purchase a specified number of shares of common stock ("Options") and grants of restricted shares of common stock ("Restricted Stock"). Under the Plan, approximately 2.3 million shares of common stock, of which 650 thousand shares may be restricted stock, are available for awards to the officers and key employees of the Company and 675 thousand shares of common stock, of which 120 thousand shares may be restricted stock, are available for awards to Directors of the Company who are not officers or employees. Options issued under the plan have a maximum term of ten years from the date of grant. The exercise price of the options shall be determined on the date of each grant.

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

        A summary of the Company's stock options under the Plan as of December 31, 2001, 2000 and 1999, and the changes during the years are presented below (in thousands, except per share data):

	2001		2000		1999
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of years	1,207	$13.43	1,484	$13.83	1,091	$14.99
Granted	680	11.47	50	11.06	600	11.99
Exercised	(343)	12.30	(30)	11.88
Forfeited	(156)	13.72	(297)	14.64	(207)	14.64

Outstanding at end of years	1,388	$12.76	1,207	$13.43	1,484	$13.83

Exercisable at end of years	519	$14.28	700	$14.25	604	$15.34

Weighted-average fair value		$1.10		$0.60		$1.75

Price range of shares under option	$10.50 to $16.87		$10.50 to $16.87		$10.50 to $16.87

        The weighted average remaining contractual life of options outstanding as of December 31, 2001 is 8.0 years.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend of $1.10; volatility of 26.7% for 2001 grants, volatility of 26.2% for 2000 grants and 29% for 1999 grants, risk-free interest rate of 4.8% for 2001, 6.2% for 2000 and 5.9% for 1999 and expected life of 6 years for 2001, 2000, and 1999.

        Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income (loss) applicable to common shareholders:
As reported	$(11,713)	$29,378	$33,578
Pro forma	$(12,013)	$29,045	33,279
Basic and diluted earnings (loss) per share:
As reported	$(0.47)	$1.20	$1.34
Pro forma	$(0.48)	$1.18	$1.33

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

        Restricted Stock.    A summary of the status of the Company's restricted stock grants as of December 31, 2001, 2000 and 1999 and the changes during the years are presented below (value is computed as the weighted average fair market value of the restricted stock at grant date):

	2001		2000		1999
	# Shares	Value	# Shares	Value	# Shares	Value
Outstanding at beginning of year	343,000	$13.42	329,000	$13.56	288,000	$13.82
Granted, subject to vesting	270,000	$13.11	14,000	$11.36	41,000	$11.75
Forfeited	(1,333)	$11.88

Outstanding at end of year	611,667	$13.31	343,000	$13.42	329,000	$13.56

Vested at end of year	314,000	$13.65	270,662	$13.89	211,999	$14.40

Note 9. Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed. The Statement requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. SFAS No. 144 requires a probability-weighted cash flow estimation approach with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope SFAS No. 144 and as a result will no longer be required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is not currently affected by the Statement's requirements.

Note 10. Subsequent Events

        In January, the Company sold its interest in an investment in an unconsolidated partnership for approximately $1.2 million, recognizing a gain on sale of approximately $1.1 million.

        On February 20, 2002, the Company sold 1.15 million shares of common stock. Net proceeds of approximately $14.2 million from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        On February 26, 2002, the Company sold $125 million of senior notes. The senior notes are unsecured and guaranteed by the Company and certain of its subsidiaries. The Company has or is expected to use the net proceeds to retire the 1996 CMBS mortgage debt ($58.2 million outstanding at December 31, 2001), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $6.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company will also expense as an extraordinary item $1.4 million in unamortized debt costs.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
RFS Hotel Investors, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 7, 2002, except for Note 10, as to which the date is February 26, 2002, appearing on page F-1 of the 2001 Form 10-K of RFS Hotel Investors, Inc. also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 7, 2002

RFS HOTEL INVESTORS, INC.
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2001
(In thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period						Life upon Which Depreciation in Latest Income Statement is Calculated
		Initial Cost
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Sheraton Hotel
Clayton, MO	(1)	$1,599	$4,968		$7,343	$1,599	$12,311	$13,910	$1,626	$10,685	1993	40
Holiday Inn
Columbia, SC	(1)	790	3,573		1,417	790	4,990	5,780	876	4,114	1993	40
Holiday Inn
Louisville, KY	(1)	1,328	3,808		1,491	1,328	5,299	6,627	945	4,354	1993	40
Comfort Inn
Marietta, GA	(2)	989	5,509		667	989	6,176	7,165	1,146	5,030	1993	40
Holiday Inn
Lafayette, LA	(1)	700	8,858		1,621	700	10,479	11,179	1,969	8,510	1993	40
Residence Inn
Kansas City, MO	(2)	392	5,344		503	392	5,847	6,239	1,084	4,763	1994	40
Comfort Inn
Ft Mill, SC	(2)	763	6,612		481	763	7,093	7,856	1,310	5,783	1994	40
Hampton Inn
Ft Lauderdale, FL	(1)	590	4,664		699	590	5,363	5,953	946	4,417	1994	40
Holiday Inn Express
Arlington Heights, IL	(1)	350	4,121		569	350	4,690	5,040	786	3,904	1994	40
Hampton Inn
Denver, CO	(1)	500	8,098		450	500	8,548	9,048	1,584	6,964	1994	40
Holiday Inn Express
Downers Grove, IL	(1)	400	5,784		513	400	6,297	6,697	1,145	5,152	1994	40
Hampton Inn
Indianapolis, IN	(2)	475	8,008		517	475	8,525	9,000	1,563	6,962	1994	40
Hampton Inn
Lincoln, NE	(1)	350	4,829		466	350	5,295	5,645	966	4,329	1994	40
Hampton Inn
Bloomington, MN	(2)	375	8,657		304	375	8,961	9,336	1,664	7,297	1994	40
Holiday Inn Express
Bloomington, MN	(1)	780	6,910	152	997	932	7,907	8,839	1,379	6,528	1994	40
Hampton Inn
Minnetonka, MN	(1)	475	5,066		264	475	5,330	5,805	980	4,350	1994	40
Hampton Inn
Oklahoma City, OK	(2)	530	6,826		578	530	7,404	7,934	1,351	6,053	1994	40
Hampton Inn
Omaha, NE	(2)	450	6,362		566	450	6,928	7,378	1,267	5,661	1994	40
Hampton Inn
Tulsa, OK	(1)	350	5,715		753	350	6,468	6,818	1,150	5,318	1994	40

RFS HOTEL INVESTORS, INC.
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2001
(In thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period						Life upon Which Depreciation in Latest Income Statement is Calculated
		Initial Cost
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Holiday Inn Express
Wauwatosa, WI	(2)	700	4,926		662	700	5,588	6,288	996	4,592	1994	40
Residence Inn
Fishkill, NY	(1)	2,280	10,484		915	2,280	11,399	13,679	1,971	9,428	1994	40
Residence Inn
Providence, RI	(2)	1,385	7,742		513	1,385	8,255	9,640	1,472	6,783	1994	40
Residence Inn
Tyler, TX	(1)	855	6,212		670	855	6,882	7,737	1,193	5,689	1994	40
Hampton Inn
Memphis, TN	(2)	980	6,157		156	980	6,313	7,293	1,126	5,187	1994	40
Residence Inn
Ft Worth, TX	(2)	985	10,726		957	985	11,683	12,668	1,978	9,705	1994	40
Residence Inn
Wilmington, DE	(1)	1,100	8,488		358	1,100	8,846	9,946	1,586	7,260	1994	40
Residence Inn
Torrance, CA	(1)	2,600	17,789		1,810	2,600	19,599	22,199	3,342	16,257	1994	40
Residence Inn
Ann Arbor, MI	(2)	525	4,461	227	3,279	752	7,740	8,492	1,154	6,586	1994	40
Holiday Inn
Flint, MI	(1)	1,220	11,994		515	1,220	12,509	13,729	2,192	10,317	1994	40
Residence Inn
Charlotte, NC	(2)	850	3,844	159	3,402	1,009	7,246	8,255	910	6,336	1994	40
Holiday Inn Express
Austin, TX	(2)	500	4,737		477	500	5,214	5,714	852	4,362	1995	40
Hampton Inn
Lakewood, CO	(2)	957	6,790		393	957	7,183	8,140	1,179	6,004	1995	40
Hampton Inn
Hattiesburg, MS	(2)	785	4,653		1,798	785	6,451	7,236	1,005	5,446	1995	40
Hampton Inn
Laredo, TX	(1)	1,037	4,116		31	1,037	4,147	5,184	661	3,486	1995	40
Residence Inn
Atlanta, GA	(1)	1,306	10,200		772	1,306	10,972	12,278	1,631	9,341	1995	40
Holiday Inn
Crystal Lake, IL	(2)	1,665	10,932		736	1,665	11,668	13,333	1,738	9,930	1995	40
Residence Inn
Orlando, FL	(2)	1,045	8,880		342	1,045	9,222	10,267	1,408	7,814	1995	40

RFS HOTEL INVESTORS, INC.
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2001
(In thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period						Life upon Which Depreciation in Latest Income Statement is Calculated
		Initial Cost
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Residence Inn
Sacramento, CA	(2)	1,000	13,122		163	1,000	13,285	14,285	1,983	11,302	1996	40
Doubletree Hotel
Del Mar, CA	(2)	1,500	13,535	294	284	1,794	13,819	15,613	1,928	11,891	1996	40
Courtyard by Marriott
Flint, MI	(1)	600	4,852		196	600	5,048	5,648	638	4,410	1996	40
Hampton Inn
Sedona, AZ	(1)	1,464	3,858		148	1,464	4,006	5,470	432	3,574	1997	40
Hampton Inn
Chandler, AZ	(1)	485	3,950		46	485	3,996	4,481	453	3,543	1997	40
Hampton Inn
Houston, TX	(1)	606	4,919		49	606	4,968	5,574	607	4,361	1997	40
Sheraton Hotel
Milpitas, CA	(2)	5,253	23,169		666	5,253	23,835	29,088	2,917	20,918	1997	40
Sheraton Hotel
Sunnyvale, CA	(2)	785	22,401		774	785	23,175	23,960	2,836	20,339	1997	40
Sheraton Four Points
Pleasanton, CA	(2)	1,935	19,251		495	1,935	19,746	21,681	2,430	17,316	1997	40
Sheraton Four Points
Bakersfield, CA	(2)	1,390	7,554		626	1,390	8,180	9,570	968	7,212	1997	40
Beverly Heritage
Milpitas, CA	(1)	5,250	25,118		4,878	5,250	29,996	35,246	3,073	26,923	1997	40
Sheraton Hotel
Birmingham, AL	(1)	3,103	13,491		1,067	3,103	14,558	17,661	1,475	13,083	1997	40
Residence Inn
Jacksonville, FL	(1)	1,339	4,990		63	1,339	5,053	6,392	521	4,532	1997	40
Residence Inn
West Palm Beach, FL	(1)	1,293	4,025		9	1,293	4,034	5,327	385	3,649	1998	40
Hampton Inn
Jacksonville, FL	(1)	1,047	4,375		11	1,047	4,386	5,433	419	3,967	1998	40
Homewood Suites
Chandler, AZ	(1)	485	4,601		24	485	4,625	5,110	430	4,195	1998	40
Hotel Rex
San Francisco, CA	(1)	3,000	11,039		112	3,000	11,151	14,151	1,015	10,136	1998	40

RFS HOTEL INVESTORS, INC.
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2001
(In thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period						Life upon Which Depreciation in Latest Income Statement is Calculated
		Initial Cost
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Hilton
San Francisco, CA	$18,556	3,007	28,308		11,498	3,007	39,806	42,813	2,813	36,993	1998	40
TownPlace Suites
Ft. Worth, TX	(1)	753	4,721		99	753	4,820	5,573	359	4,461	1998	40
TownPlace Suites
Miami, FL	(1)	895	5,187		30	895	5,217	6,112	334	4,883	1999	40
TownPlace Suites
Miami (West), FL	(1)	914	5,210		170	914	5,380	6,294	290	5,090	1999	40
Unimproved land
Crystal Lake, IL	none	504				504		504		0	1995	n/a

Totals		$69,569	$484,519	$832	$59,393	$70,401	$543,912	$614,313	$76,437	$467,475

(1)
Property is collateral for the Line of Credit.

(2)
Property is collateral for long-term, fixed rate debt.

	2001	2000	1999
Cost of land and improvements, buildings and improvements:
Balance at beginning of year	$613,733	$618,066	$573,912
Additions	11,849	17,179	44,154
Disposals	(11,269)	(21,512)

Balance at end of year	$614,313	$613,733	$618,066

Accumulated depreciation on land improvements, buldings and improvements
Balance at beginning of year	$64,247	$53,124	$40,979
Additions	13,571	16,994	12,145
Disposals	(1,381)	(5,871)

Balance at end of year	$76,437	$64,247	$53,124

QuickLinks

FORM 10-K
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data Included herein beginning at page F-1.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11 . Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 10-K