Form 10-Q
period 2002-03-31
RFS HOTEL INVESTORS INC
filed 2002-05-15
CIK 906408

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to

Commission File number 0-22164

RFS HOTEL INVESTORS, INC.
(exact name of registrant as specified in its charter)

Tennessee (State or other incorporation)	62-1534743 (I.R.S. Employer Identification Number)

850 Ridge Lake Boulevard, Suite 300,
Memphis, TN 38120
(901) 767-7005
(Address of principal executive offices
including zip code and telephone number)

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of Registrant's Common Stock, $.01 par value, outstanding on May 15, 2002 was 26,462,133.

RFS HOTEL INVESTORS, INC.
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations—For the three months ended March 31, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—For the three months ended March 31, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Investment in hotel properties, net	$609,945	$615,562
Cash and cash equivalents	14,124	5,735
Restricted cash	7,155	6,817
Accounts receivable	5,109	5,533
Deferred expenses, net	8,928	6,964
Other assets	3,780	3,517
Deferred income taxes	25,244	24,734

Total assets	$674,285	$668,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$20,286	$20,857
Borrowings on Line of Credit	18,000	81,188
Mortgage notes payable	161,119	219,947
Senior notes payable	125,000
Minority interest in Operating Partnership, 2,459 units issued and outstanding at March 31, 2002 and December 31, 2001, respectively	29,600	31,059

Total liabilities	354,005	353,051

Series B Preferred Stock, $0.01 par value, 5,000 shares authorized, 250 shares issued and outstanding	25,000	25,000

Commitments and contingencies
Shareholders' equity:
Common Stock, $.01 par value, 100,000 shares authorized, 27,013 and 25,811 shares issued at March 31, 2002 and December 31, 2001, respectively	270	258
Additional paid-in capital	383,443	368,361
Other comprehensive income		(3,220)
Treasury stock, at cost, 576 shares	(8,100)	(8,100)
Distributions in excess of earnings	(80,333)	(66,488)

Total shareholders' equity	295,280	290,811

Total liabilities and shareholders' equity	$674,285	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands, except per share data)
(unaudited)

	2002	2001
Revenue:
Rooms	$40,692	$49,906
Food and beverage	4,203	4,757
Other operating departments	1,606	2,426
Lease revenue	1,634	1,888
Deferred revenue	(1,012)	(1,277)
Other	154	204

Total hotel revenue	47,277	57,904

Hotel operating expenses by department:
Rooms	8,420	9,612
Food and beverage	3,161	3,508
Other operating departments	474	540
Undistributed operating expenses:
Property operating costs	5,334	5,791
Property taxes, insurance and other	3,359	3,245
Franchise costs	3,842	4,390
Maintenance and repair	2,315	2,582
Management fees	1,258	1,351
Depreciation	7,321	7,394
Hilton lease termination		64,896
General and administrative	5,095	5,442

Total hotel operating expenses	40,579	108,751

Operating income (loss)	6,698	(50,847)
Debt extinguishment and swap termination costs	10,122
Interest expense	6,401	6,900

Loss before minority interest, gain on sale of assets, and income taxes	(9,825)	(57,747)
Minority interest in loss of Operating Partnership	(795)	(2,447)
Gain on sale of assets	(972)
Benefit from income taxes	(510)	(24,479)

Net loss	(7,548)	(30,821)
Preferred stock dividends	(781)	(780)
Gain on redemption of Series A Preferred Stock		5,141

Net loss applicable to common shareholders	$(8,329)	$(26,460)

Loss per share—basic and diluted	$(0.32)	$(1.07)
Weighted average common shares outstanding—basic and diluted	25,761	24,825

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(7,548)	$(30,821)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	7,997	8,097
Minority interest in Operating Partnership	(795)	(2,477)
Loss on swap termination	3,220
Write-off of deferred expenses	1,361
Gain on sale of assets	(972)
Changes in assets and liabilities:
Accounts receivable	424	5,846
Other assets	(468)	4,049
Deferred income taxes	(510)	(24,531)
Accounts payable and accrued expenses	(571)	12,272

Net cash provided (used) by operating activities	2,138	(27,535)

Cash flows from investing activities:
Investment in hotel properties	(1,687)	(4,804)
Cash paid for franchise fees		(78)
Restricted cash	(338)	(633)
Proceeds from sale of assets	1,111	5,325

Net cash used by investing activities	(914)	(190)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(63,188)	43,500
Proceeds from issuance of debt	125,000
Payments on mortgage notes payable	(58,828)	(2,650)
Redemption of preferred stock		(13,000)
Distributions to common and preferred shareholders	(6,297)	(10,138)
Distributions to limited partners	(615)	(986)
Issuance of common and preferred stock	14,808	24,037
Loan fees paid	(3,715)	(66)

Net cash provided by financing activities	7,165	40,697

Net increase in cash and cash equivalents	8,389	12,972
Cash and cash equivalents at beginning of period	5,735	3,681

Cash and cash equivalents at end of period	$14,124	$16,653

Supplemental disclosure of non-cash activities:

In 2002, the Company recorded a $0.1 million allocation from minority interest to paid in capital.

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

RFS HOTEL INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        1.    Organization.    RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at March 31, 2002, owned interests in 58 hotels with 8,424 room located in 24 states (collectively the "Hotels") through its approximate 91% equity interest in RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company"

        These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        2.    Basic and Diluted Earnings Per Share.    Basic earnings per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options. For the three months ended March 31, 2002 and 2001, common share equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share. In addition, the Series B Preferred Stock are non-convertible and accordingly are not included in the computation of diluted earnings per share.

        3.    Declaration of Dividends.    On May 1, 2002, the Company declared a $0.25 dividend on each share of Common Stock outstanding to shareholders of record on May 21, 2002. The dividend on Common Stock will be paid on May 31, 2002.

        4.    Revenue Recognition.    In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. At March 31, 2002, deferred revenue of $1.0 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three months ended March 31, 2002 and 2001, five hotels were leased to third-party lessees.

        5.    Debt.    On February 26, 2002, the Operating Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Operating Partnership and are guaranteed by the Company and certain of its subsidiaries. The senior notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations.

        Net proceeds of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company expensed $1.4 million in unamortized debt costs.

        6.    Issuance of Common Stock.    On February 20, 2002, the Company sold 1.15 million shares of common stock. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        7.    Gain on Sale of Assets.    The Company recognized a gain of approximately $1.0 million on the sale of an unconsolidated joint venture for approximately $1.1 million. Net proceeds from the sale were used to reduce the borrowings outstanding on the line of credit.

        8.    Income Taxes.    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The components of income tax benefit for the three months ended March 31, 2002 are as follows:

Deferred:
Federal	(510)

Benefit from income taxes	$(510)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees.

        The deferred tax asset relates mainly to the payments to terminate the operating leases, management contracts and ancillary agreements with Hilton in 2001 that were expensed for financial reporting purposes whereas, for tax purposes, these payments will be amortized over the lives of the leases. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded at March 31, 2002. The Company anticipates it will not pay any material federal or state income taxes.

        9.    Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the quarter ended March 31, 2002, the Company's comprehensive loss was $8.3 million, the same as the company's net loss.

        10.    Segment Information.    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

        11.    Recent Accounting Pronouncements.    The Company has elected to adopt the provisions of SFAS 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS 145 rescinds the provisions of SFAS 4 that would have required the loss on the extinguishment of debt of $6.9 million described in Note 5 to be reported net of tax as an extraordinary item.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        General.    RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at March 31, 2002, owned interests in 58 hotels with 8,424 rooms located in 24 states (collectively the "Hotels") through its 91% equity interest in RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company."

        For the trailing twelve months ended March 31, 2002, the Company received 39% of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from full service hotels, 35% from extended stay hotels and 26% from limited service hotels.

        The following summarizes additional information for the 58 hotels owned at March 31, 2002:

Franchise Affiliation	Hotel Properties	Rooms/Suites	EBITDA Three months ended March 31, 2002
Full Service Hotels:
Sheraton	4	864	$1,721
Holiday Inn	5	954	1,536
Independent	2	331	632
Sheraton Four Points	2	412	757
Doubletree	1	221	530
Hilton	1	234	(49)

	15	3,016	5,127

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851	5,332
TownePlace Suites by Marriott	3	285	614
Homewood Suites by Hilton	1	83	226

	18	2,219	6,172

Limited Service Hotels:
Hampton Inn	17	2,113	3,103
Holiday Inn Express	5	637	552
Comfort Inn	2	337	240
Courtyard by Marriott	1	102	156

	25	3,189	4,051

Total	58	8,424	$15,350

        At March 31, 2002, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone Hospitality Management Company LLC ("Flagstone") and the remaining seven hotels are managed by four other third party management companies.

Forward-looking Statements

        Certain matters discussed herein may constitute forward-looking statements. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, and hope or similar expressions. The Company has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition of its business, which may prove to be incorrect. These forward-looking statements relate to future events, the Company's future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. Important factors that could contribute to such differences are set forth herein and in the Company's other filings with the SEC. Except as required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Comparison of the three months ended March 31, 2002 and March 31, 2001.

Revenue

        Revenue decreased 18.4% from $57.9 million to $47.3 million primarily due to the lagging economy that was fueled by the terrorist activities of September 11, 2001. Revenue per available room declined 16.6% due to a decline in occupancy of 7.0 percentage points and a 7.5% decline in average daily rate. Excluding the effects of the Easter/Passover holiday occurring in March of this year versus April of 2001, revenue per available room would have decreased 15.7%. Excluding the timing of the Easter/Passover holiday, revenue per available room has improved incrementally each month of the quarter. January revenue per available room declined 17%, February 15% and March 14%. Revenue per available room for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 27.6%, 7.3% and 9.2%, respectively from the comparable 2001 period.

        As reported by Smith Travel Research, in the first quarter of 2002, the San Francisco/San Mateo Metropolitan Service Area ("MSA") was the worst performing MSA in the United States in terms of revenue per available room comparison to the prior year with a decline of 35%. The Company's six northern California properties experienced an average decline in quarterly revenue per available room of nearly 37%. Excluding the six northern California properties, revenue per available room declined approximately 10%. Since March 2001, the northern California economy has suffered from severe declines in demand due to the downturn in the high-tech industry, a weak convention calendar and the weak Japanese economy. The Company believes that demand will rebound due to the low levels of new supply, the completion of the Moscone Convention Center expansion in early 2003 that will bring large conventions back to the market, and the eventual recovery of the high-tech industry.

        The following shows hotel operating statistics for the 58 comparable hotels for the three months ended March 31, 2002.

COMPARABLE HOTELS OPERATING STATISTICS
For The Three Months Ended March 31, 2002

	ADR		OCCUPANCY		Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2001	Variance vs. 2001	2002	Variance vs. 2001
Full Service	$110.87	(15.3)%	60.1%	(10.2) pts	$60.63	(27.6)%
Extended Stay	96.42	(1.2)%	77.5%	(5.1) pts	74.71	(7.3)%
Limited Service	71.47	(1.2)%	60.8%	(5.4) pts	43.45	(9.2)%

Total	$89.05	(7.5)%	64.9%	(7.1) pts	$57.83	(16.6)%

        The Company's full service hotels, which comprised approximately 39% of trailing twelve month EBITDA ("TTM EBITDA"), experienced an average decrease in revenue per available room of 27.6% in the quarter. This decrease was caused by a 10-percentage point decline in occupancy and a 15% decline in average daily rate. The six northern California hotels previously mentioned make up the majority of these decreases. The following six full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 36.6% in the quarter.

Hotel	Location	Decrease in Revenue Per Available Room
173-room Sheraton	Sunnyvale, CA	(39.6)%
235-room Beverly Heritage	Milpitas, CA	(44.9)%
229-room Sheraton	Milpitas, CA	(36.3)%
214-room Sheraton Four Points	Pleasanton, CA	(29.3)%
234-room Hilton	San Francisco, CA	(29.5)%
94-room Hotel Rex	San Francisco, CA	(38.4)%

        The extended stay hotels, which comprised approximately 35% of TTM EBITDA, experienced a decline in revenue per available room of 7.3% for the quarter. This market segment has performed the best in terms of revenue per available room versus the prior year. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which experienced a decrease in revenue per available room of 6.9% for the quarter. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of the extended stay portfolio, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of the slowing economy and September 11 with revenue per available room declining 5.3% for the quarter. The Orlando Residence Inn has experienced a decline in revenue per available room of nearly 18.7% for the quarter.

        The limited service hotels, which comprised approximately 26% of TTM EBITDA, experienced a decrease in revenue per available room of 9.2% in the quarter. Seventeen of the twenty-six limited service hotels are Hampton Inns that experienced a decline in revenue per available room of 5.4% for the quarter. These results are due to a combination of an increase in limited service room supply and the slowing economy that translated into guests trading down in price points to stay at limited service hotels.

Expenses

        Total operating expenses decreased $68.2 million due primarily to the lease termination expense of $64.9 million in the first quarter of 2001. Excluding lease termination expense, operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 9.9 points to 16.0% from 25.9%, driven by the decrease in revenue of 18.4%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 11.7% to $12.1 million from $13.7 million; however, as a percentage of total hotel revenue (excluding deferred revenue), hotel operating expenses increased to 24.9% in 2002 versus 23.0% in 2001. The increased percentage was driven mostly by the sharp decline in revenue, as the cost reductions that were implemented in 2001 could not fully recover the loss in revenue.

        Property operating costs decreased $0.5 million or 7.9% due primarily to a decrease in energy costs of $0.4 million or 15.5% resulting from the California energy crisis in the first quarter of 2001. At the ten California properties, energy costs decreased 22.7%.

        Property taxes, insurance and other expenses increased $0.1 million or 3.5%, driven primarily by an increase in earthquake insurance of $0.1 million.

        Franchise costs decreased $0.5 million or 12.5% due primarily to the decrease in hotel revenue of 18.4%.

        Depreciation decreased slightly to $7.3 million from $7.4 million. Beginning in 2001, the Company expected depreciation to level off after the substantial capital expenditures made in prior years.

        Lease termination costs of $64.9 million in 2001 represented the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred. Total lease termination costs were $65.5 million in 2001.

        General and administrative expenses decreased $0.3 million or 6.4% due primarily to austerity programs implemented in the second and third quarters of 2001 at both the hotels and corporate headquarters aimed at reducing these expenses.

        Debt extinguishment and swap termination costs of $10.1 million are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt.

        Interest expense decreased $0.5 million or 7.2% due to the decrease in the weighted average interest rate on borrowings outstanding on the line of credit from 7.9% in 2001 to 7.7% in 2002 as well as a decrease in the weighted average borrowings outstanding of $11.3 million.

        Minority interest in loss of Operating Partnership decreased $1.7 million due to the decrease in the net loss applicable to common shareholders, before minority interest, of $19.8 million.

        Gain on sale of assets relates to the sale of the Company's interest in an unconsolidated partnership for approximately $1.1 million.

        Benefit from income taxes decreased $24.0 million as a result of the Hilton lease termination in the first quarter of 2001.

Net loss applicable to common shareholders

        Net loss applicable to common shareholders for the first quarter 2002 and 2001 was $(8.3) million and $(26.5) million, respectively. The $18.2 million decrease of net loss is attributable primarily to the increase in operating income of $57.5 million, offset by the benefit from income taxes of $24.0 million, the gain on the redemption of the Series A Preferred Stock in 2001of $5.1 million and the debt extinguishment and swap termination costs of $10.1 million

Funds from Operations and EBITDA

        The Company considers Funds From Operations ("FFO") and EBITDA to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

        The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from debt restructuring which will be extraordinary items in accordance with GAAP and sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items including lease termination costs, debt extinguishment and swap termination costs and deferred income taxes. However, recurring FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. Recurring FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

        The following details the computation of recurring FFO for the three months ended March 31 (in thousands):

	2002	2001
Net loss	$(7,548)	$(30,821)
Minority interest in Operating Partnership	(795)	(2,447)
Deferred revenue	1,012	1,277
Depreciation	7,321	7,394
Debt extinguishment and swap termination costs	10,122
Gain on sale of assets	(972)
Hilton lease termination		64,896
Deferred income tax benefit	(510)	(24,531)
Preferred stock dividends	(781)	(780)

Recurring FFO	$7,849	$14,988

Weighted average common shares, partnership units and potential dilutive shares outstanding	28,353	27,468

        The following details the computation of EBITDA for the three months ended March 31 (in thousands):

	2002	2001
Recurring FFO	$7,849	$14,988
Interest expense	6,401	6,900
Amortization	319	359
Current income taxes		52
Preferred stock dividends	781	780

EBITDA	$15,350	$23,079

Liquidity and Capital Resources

        The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the three months ended March 31, 2002, cash flow provided by operating activities was $2.1 million. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At March 31, 2002, the Company had $14.1 million of cash and cash equivalents and had borrowed $18.0 million under its $140.0 million Line of Credit, subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value may be less than the $140 million Line of Credit facility.

        The following details the Company's debt outstanding at March 31, 2002 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at March 31, 2002
Line of Credit	$18,000	LIBOR + 200bp	Variable	July 2004	24	$214,359
Senior Notes	125,000	9.75%	Fixed	March 2012	—	—
Mortgage	91,702	7.83%	Fixed	December 2008	10	125,177
Mortgage	18,190	8.22%	Fixed	November 2007	1	43,993
Mortgage	51,227	8.00%	Fixed	August 2010	8	84,056

	$304,119					$467,585

        The interest rate on the Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 3.9% at March 31, 2002. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at March 31, 2002.

        On February 26, 2002, the Operating Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Operating Partnership and are guaranteed by the Company and certain of its subsidiaries. The senior notes contain covenants that will, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company expensed $1.4 million in unamortized debt costs.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At March 31, 2002, approximately 94% of the Company's debt is fixed at an average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations at March 31, 2002 are as follows (in thousands):

Amount
2002	$1,840
2003	2,695
2004	20,888
2005	3,161
2006	3,424
Thereafter	272,111

$304,119

        In addition to the above principal payment of debt obligations as of March 31, 2002, the Company had a $2.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not material.

        Certain significant credit statistics at March 31, 2002 are as follows:

  •
  Trailing twelve month interest coverage ratio of 3.1x

  •
  Total debt to EBITDA of 4.1x

  •
  Weighted average maturity of fixed rate debt of 8.3 years

  •
  Fixed interest rate debt equal to 94% of total debt

  •
  Debt equal to 38% of investment in hotel properties, at cost

        During the three months ended March 31, 2002, the Company spent $1.7 million on capital improvements to its hotels. The Company expects to spend approximately $9 million on capital improvements to its hotels in 2002, which the Company is expected to fund from cash generated from operations and borrowings under the Line of Credit.

        The Company expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the line of credit. Borrowings under the line of credit bear interest at a floating rate based upon (and including spreads over), at our option, LIBOR or the Prime Rate. The line of credit also has various financial and other covenants. At March 31, 2002, the Company had $110.0 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Company's ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company's control. If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, the Company may have to undertake alternative financing plans. The Company cannot assume that completion of any such alternative financing plans will be possible. The Company's inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

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

        The Company intends to fund cash distributions to shareholders and limited partners principally out of cash generated from operations. The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

ITEM 3.    Qualitative and Quantitative Disclosure about Market Risk

        The Company is exposed to certain financial market risks, one being fluctuations in interest rates. The Company monitors interest rate fluctuations as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowing under its line of credit. If interest rates increased by 25 basis points, quarterly interest expense would have increased by approximately $2 thousand, based on balances outstanding during the quarter ended March 31, 2002.

        The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At March 31, 2002, the Company had outstanding total indebtedness of approximately $304.1 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower it's overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 94% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at March 31, 2002. On February 26, 2002, the Company terminated its two interest rate swap agreements for approximately $3.2 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

        The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at March 31, 2002, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2002. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at March 31, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.2%, which consists of the 7-year treasury of 5.2% as of March 31, 2002, plus 200 basis points.

Expected Principal Cash Flows
(in thousands)

Liabilities	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value Total
Long-Term Debt:
Fixed Rate	$1,840	$2,695	$2,888	$3,161	$3,424	$272,111	$286,119	$305,763
Average Interest Rate	8.72%	8.72%	8.72%	8.72%	8.72%	8.72%
Variable Rate		—	$18,000	—	—	—	$18,000	$18,000
Average Interest Rate			3.90%

        The table incorporates only those exposures that exist as of March 31, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

        On an on-going basis, the Company evaluates its estimates, including those related to bad debts, carrying value of investments in hotels, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the customers' ability to make payments, additional allowances may be required.

        The Company records an impairment charge when it believes an investment in hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        The Company records a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance have been considered, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

PART II—OTHER INFORMATION

ITEM 6b.    Reports on Form 8-K and 8-K/A

  •
  January 31, 2002—Report of the issuance of a press release announcing that the Company's operating results for the fourth quarter ended December 31, 2001.

  •
  February 7, 2002—Report of the issuance of a press release announcing that the Company's operating partnership, RFS Partnership, L.P. intends to offer $125 million of senior notes.

  •
  February 8, 2002—Report including the Company's audited financial statements as of December 31, 2001 and 2000; and Management's discussion and analysis of financial conditions and results of operations.

  •
  February 14, 2002 (2)—Reports of the issuance of a press release announcing the Company's offering of $1.0 million shares of Common Stock as well as a report including the underwriting agreement and related opinion and consent thereto.

  •
  February 26, 2002—Report of the issuance of a press release announcing the conclusion of the $125 million senior notes offering.

  •
  May 2, 2002—Report of the issuance of a press release announcing the Company's operating results for the first quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS HOTEL INVESTORS, INC.
May 15, 2002 Date	/s/ DENNIS M. CRAVEN Dennis M. Craven, Vice President & Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
PART II—OTHER INFORMATION
ITEM 6b. Reports on Form 8-K and 8-K/A