Form 10-Q
period 2002-06-30
RFS HOTEL INVESTORS INC
filed 2002-08-06
CIK 906408

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2002

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

☒    Yes            ☐    No

        The number of shares of Registrant's Common Stock, $.01 par value, outstanding on August 6, 2002 was 28,464,639.

RFS HOTEL INVESTORS, INC.
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—June 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations—For the three and six months ended June 30, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—For the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Investment in hotel properties, net	$605,326	$615,562
Cash and cash equivalents	10,473	5,735
Restricted cash	5,375	6,817
Accounts receivable	5,105	5,533
Deferred expenses, net	8,764	6,964
Other assets	3,674	3,517
Deferred income taxes	25,114	24,734

Total assets	$663,831	$668,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$24,918	$20,857
Borrowings on Line of Credit	9,250	81,188
Mortgage notes payable	160,530	219,947
Senior notes payable	125,000
Minority interest in Operating Partnership, 2,459 units issued and outstanding at June 30, 2002 and December 31, 2001, respectively	29,244	31,059

Total liabilities	348,942	353,051

Series B Preferred Stock, $0.01 par value, 5,000 shares authorized, 250 shares issued and outstanding at December 31, 2001		25,000

Commitments and contingencies
Shareholders' equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,041 and 25,811 shares issued at June 30, 2002 and December 31, 2001, respectively	290	258
Additional paid-in capital	409,333	368,361
Other comprehensive income		(3,220)
Treasury stock, at cost, 576 shares	(8,100)	(8,100)
Distributions in excess of earnings	(86,634)	(66,488)

Total shareholders' equity	314,889	290,811

Total liabilities and shareholders' equity	$663,831	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Rooms	46,374	52,163	87,066	102,069
Food and beverage	4,674	4,580	8,877	9,337
Other operating departments	1,730	2,563	3,336	4,989
Lease revenue	1,234	1,429	2,868	3,317
Deferred revenue	(491)	(457)	(1,503)	(1,736)
Other	107	137	261	341

Total hotel revenue	53,628	60,415	100,905	118,317

Hotel operating expenses by department:
Rooms	9,118	9,847	17,538	19,459
Food and beverage	3,346	3,553	6,507	7,061
Other operating departments	465	557	939	1,097
Undistributed operating expenses:
Property operating costs	5,445	5,670	10,779	11,461
Property taxes, insurance and other	3,174	2,896	6,533	6,141
Franchise costs	4,388	4,621	8,230	9,011
Maintenance and repair	2,500	2,616	4,815	5,198
Management fees	1,270	1,532	2,528	2,883
Depreciation	7,612	7,483	14,933	14,877
Hilton lease termination	—	600	—	65,496
Amortization of franchise fees and unearned compensation	319	357	638	716
General and administrative	5,032	5,009	9,808	10,092

Total hotel operating expenses	42,669	44,741	83,248	153,492

Operating income (loss)	10,959	15,674	17,657	(35,175)
Debt extinguishment and swap termination costs	—	—	10,122	—
Amortization of loan origination costs	420	350	777	694
Interest expense	6,511	6,216	12,555	12,772

Income (loss) before minority interest, gain on sale of assets and income taxes	4,028	9,108	(5,797)	(48,641)
Minority interest in income (loss) of Operating Partnership	119	687	(676)	(1,759)
Loss (gain) on sale of assets	10	(1,200)	(962)	(1,200)
Provision for (benefit from) income taxes	130	(20)	(380)	(24,499)

Net income (loss)	3,769	9,641	(3,779)	(21,183)
Preferred stock dividends	(781)	(782)	(1,562)	(1,562)
Gain (loss) on redemption of Preferred Stock	(1,890)	—	(1,890)	5,141

Net income (loss) applicable to common shareholders	$1,098	$8,859	$(7,231)	$(17,604)

Earnings (loss) per share—basic	$0.04	$0.35	$(0.27)	$(0.71)
Earnings (loss) per share—diluted	$0.04	$0.35	$(0.27)	$(0.71)
Weighted average common shares outstanding—basic	27,047	24,902	26,407	24,864
Weighted average common shares outstanding—diluted	27,218	25,003	26,407	24,864

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(3,779)	$(21,183)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	16,348	16,287
Minority interest in Operating Partnership	(676)	(1,759)
Write-off of deferred expenses	1,361
Gain on sale of assets	(962)	(1,200)
Changes in assets and liabilities:
Accounts receivable	428	6,335
Other assets	(396)	4,287
Deferred income taxes	(380)	(24,499)
Accounts payable and accrued expenses	7,281	13,598

Net cash provided (used) by operating activities	19,225	(8,134)

Cash flows from investing activities:
Investment in hotel properties	(4,646)	(10,967)
Cash paid for franchise fees		(66)
Restricted cash	1,442	57
Proceeds from sale of assets	1,111	11,408

Net cash provided (used) by investing activities	(2,093)	432

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(71,938)	35,226
Proceeds from issuance of debt	125,000
Payments on mortgage notes payable	(59,417)	(4,130)
Redemption of preferred stock	(25,850)	(13,000)
Distributions to common and preferred shareholders	(14,477)	(21,486)
Distributions to limited partners	(1,361)	(1,942)
Issuance of common and preferred stock	39,653	27,565
Loan fees paid	(4,004)	(169)

Net cash provided by financing activities	(12,394)	22,064

Net increase in cash and cash equivalents	4,738	14,362
Cash and cash equivalents at beginning of period	5,735	3,681

Cash and cash equivalents at end of period	$10,473	$18,043

Supplemental disclosure of non-cash activities:

In 2002, the Company recorded a $0.2 million allocation from paid in capital to minority interest.

In 2001, the Company:

  i.
  Issued 103 thousand shares of common stock with a value of $1.6 million in exchange for 103 thousand Operating Partnership units and issued 7 shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.

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

RFS HOTEL INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        1.    Organization.    RFS Hotel Investors, Inc. ("RFS or the Company"), is a hotel real estate investment trust which, at June 30, 2002, owned interests in 58 hotels with 8,424 room located in 24 states (collectively the "Hotels") through its approximate 92% equity interest in RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company"

        These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        2.    Basic and Diluted Earnings Per Share.    Basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon exercise of options. For the six months ended June 30, 2002 and 2001, common share equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share. In addition, for the three and six months ended June 30, 2001, the Series B Preferred Stock are non-convertible and accordingly are not included in the computation of diluted earnings per share.

        3.    Declaration of Dividends.    On August 1, 2002, the Board declared a $0.25 dividend on each share of Common Stock outstanding to shareholders of record on September 6, 2002. The dividend on Common Stock will be paid on September 16, 2002.

        4.    Revenue Recognition.    In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. At June 30, 2002, deferred revenue of $1.5 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three and six months ended June 30, 2002 and 2001, five hotels were leased to third-party lessees.

        5.    Debt.    On February 26, 2002, the Operating Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Operating Partnership and are guaranteed by the Company and certain of its subsidiaries. The senior notes contain covenants that could, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations.

        Net proceeds of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company expensed $1.4 million in unamortized debt issuance costs.

        6.    Issuance of Common Stock.    On February 20, 2002, the Company sold 1.15 million shares of common stock. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        On June 4, 2002, the Company sold 2.0 million shares of common stock. Proceeds of approximately $24.6 million (net of $0.1 million expenses) from the sale of the common stock, together with available cash, were used to repurchase all of the 250,000 outstanding shares of our Series B preferred stock for an aggregate purchase price of $25,850,000.

        7.    Preferred Stock.    On June 28, 2002, the Company repurchased all of its Series B preferred stock for an aggregate purchase price of $25,850,000, excluding dividends. Dividends were paid through June 30, 2002. The Series B preferred stock paid an annual dividend of 12.5%. The Company expensed in the second quarter $1.9 million in costs associated with the repurchase, comprised of $0.9 million related to prepayment costs and $1.0 million in issuance costs.

        8.    Gain (Loss) on Sale of Assets.    For the quarter ended June 30, 2002, the Company incurred a loss of $10 thousand related to the sale of an automobile. In the quarter ended March 31, 2002, the Company recognized a gain of approximately $1.0 million on the sale of an unconsolidated joint venture for approximately $1.1 million. Net proceeds from the sale were used to reduce the borrowings outstanding on the line of credit.

        9.    Income Taxes.    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The components of income tax provision (benefit) for the three and six months ended June 30, 2002 are as follows:

	Three Months Ended	Six Months Ended
Deferred:
Federal	130	(380)

Provision for (benefit from) income taxes	$130	$(380)

The deferred provision for (benefit from) income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees.

        The deferred tax asset relates mainly to the payments to terminate the operating leases, management contracts and ancillary agreements with Hilton in 2001 that were expensed for financial reporting purposes whereas, for tax purposes, these payments will be amortized over the lives of the leases. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded at June 30, 2002. The Company anticipates it will not pay any significant federal or state income taxes.

        10.    Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the three months ended June 30, 2002, the Company's comprehensive income was $3.8 million, the same as the Company's net income. For the six months ended June 30, 2002, the Company's comprehensive loss was $4.0 million, comprised of the Company's net loss of $7.2 million, offset by the termination of the interest rate swaps of $3.2 million that was previously included in comprehensive income.

        11.    Segment Information.    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

        12.    Recent Accounting Pronouncements.    The Company has elected to adopt the provisions of SFAS 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS 145 rescinds the provisions of SFAS 4 that would have required the loss on the extinguishment of debt for the six months ended June 30, 2002 of $6.9 million (excludes the $3.2 million swap termination costs) described in Note 5 to be reported net of tax as an extraordinary item.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        General.    RFS Hotel Investors, Inc. ("RFS" or the "Company") is a hotel real estate investment trust which, at June 30, 2002, owned interests in 58 hotels with 8,424 rooms located in 24 states (collectively the "Hotels") through its 92% equity interest in RFS Partnership, L.P. (the "Operating Partnership"). RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company."

        For the trailing twelve months ended June 30, 2002, the Company received 38% of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from full service hotels, 35% from extended stay hotels and 27% from limited service hotels.

        The following summarizes additional information for the 58 hotels owned at June 30, 2002:

Franchise Affiliation	Hotel Properties	Rooms/Suites	EBITDA Three months ended June 30, 2002	EBITDA Six months ended June 30, 2002
Full Service Hotels:
Sheraton	4	864	$2,825	$4,539
Holiday Inn	5	954	2,138	3,667
Sheraton Four Points	2	412	1,060	1,817
Independent	2	331	562	1,193
Doubletree	1	221	593	1,122
Hilton	1	234	600	541

	15	3,016	7,777	12,879

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851	5,658	11,008
TownePlace Suites by Marriott	3	285	538	1,157
Homewood Suites by Hilton	1	83	105	331

	18	2,219	6,301	12,496

Limited Service Hotels:
Hampton Inn	17	2,113	3,512	6,621
Holiday Inn Express	5	637	1,120	1,668
Comfort Inn	2	337	430	670
Courtyard by Marriott	1	102	241	398

	25	3,189	5,303	9,356

Total	58	8,424	$19,381	$34,731

        At June 30, 2002, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone Hospitality Management Company LLC ("Flagstone") and the remaining seven hotels are managed by four other third party management companies.

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

Results of Operations

Comparison of the three and six months ended June 30, 2002 and June 30, 2001.

Revenue

        Revenue decreased 11.2% for the quarter from $60.4 million to $53.6 million and 14.7% year to date from $118.3 million to $100.9 million primarily due to the softness in business travel resulting from the lagging economy. For the quarter, revenue per available room declined 10.6% due to a decline in occupancy of 3.4 percentage points and a 6.3% decline in average daily rate. Revenue per available room declined 13.5% year to date due to a decline in occupancy of 5.3 percentage points and a 6.9% decline in average daily rate. Revenue per available room has improved incrementally each quarter of 2002 with revenue per available room declining 16.6% in the first quarter and 10.6% in the second quarter. Revenue per available room for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 16.6%, 6.5% and 5.9% for the quarter, and 22.0%, 6.9% and 7.5% for the year, respectively, from the comparable 2001 period.

        As reported by Smith Travel Research, year-to-date, the San Francisco/San Mateo Metropolitan Service Area ("MSA") was the worst performing MSA in the United States in terms of revenue per available room comparison to the prior year with a decline of approximately 28%. The Company's six northern California properties experienced an average decline in quarterly and year to date revenue per available room of 27.9% and 32.3%, respectively. Excluding the six northern California properties, revenue per available room declined approximately 5.5% for the quarter of 2002 and 7.8% year to date. Since March 2001, the northern California economy has suffered from severe declines in demand due to the downturn in the high-tech industry, a weak convention calendar and the weak Japanese economy. Within Northern California, revenue per available room at the two San Francisco hotels has increased incrementally each month of 2002 from $56 in January to $120 in June.

        The following shows hotel operating statistics for the 58 comparable hotels for the three and six months ended June 30, 2002.

COMPARABLE HOTELS OPERATING STATISTICS
For The Three Months Ended June 30, 2002

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2001	Variance vs. 2001		2002	Variance vs. 2001
Full Service	$101.98	(11.6)%	69.2%	(4.1)	pts	$70.52	(16.6)%
Extended Stay	95.58	(2.6)%	78.8%	(3.2)	pts	75.28	(6.5)%
Limited Service	69.61	(2.0)%	71.2%	(3.0)	pts	49.59	(5.9)%

Total	$88.10	(6.3)%	72.5%	(3.4)	pts	$63.85	(10.6)%

COMPARABLE HOTELS OPERATING STATISTICS
For The Six Months Ended June 30, 2002

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2001	Variance vs. 2001		2002	Variance vs. 2001
Full Service	$101.47	(13.4)%	64.7%	(7.1)	pts	$65.60	(22.0)%
Extended Stay	95.99	(1.9)%	78.1%	(4.2)	pts	75.00	(6.9)%
Limited Service	70.46	(1.6)%	66.1%	(4.1)	pts	46.54	(7.5)%

Total	$88.55	(6.9)%	68.7%	(5.3)	pts	$60.86	(13.5)%

        The Company's full service hotels, which comprised approximately 38% of trailing twelve month EBITDA ("TTM EBITDA"), experienced an average decrease in revenue per available room of 16.6% in the quarter and 22.0% year to date. This decrease was caused by quarterly and year to date decreases in occupancy of 4.1 and 7.1 percentage points and a 11.6% and 13.4% decline in average daily rate, respectively. The six northern California hotels previously mentioned make up a substantial portion of these decreases. Excluding the six northern California properties, revenue per available room at the Company's other full service hotels declined approximately 3.4% for the quarter and 9.8% year to date. The following six full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 27.9% and 32.3% for the three and six months ended June 30, 2002.

Hotel	Location	Three Months Ended	Six Months Ended
173-room Sheraton	Sunnyvale, CA	(29.3)%	(34.9)%
235-room Beverly Heritage	Milpitas, CA	(53.2)%	(49.0)%
229-room Sheraton	Milpitas, CA	(27.4)%	(32.1)%
214-room Sheraton Four Points	Pleasanton, CA	(16.4)%	(22.9)%
234-room Hilton	San Francisco, CA	(13.8)%	(20.7)%
94-room Hotel Rex	San Francisco, CA	(25.8)%	(31.6)%

        The Hotel Rex at Union Square has not shown the same improvement in 2002 as the Hilton Fisherman's Wharf. As such, the Company has decided to accelerate the timing of its $1.5 million earthquake retrofit and renovation to November of this year. Originally, the Company anticipated performing this renovation in late 2003. The work is required by law to be performed by early 2005. The Rex will be closed from November to February of 2003.    The Company believes that accelerating the renovation to this slow period has enabled it to decrease the Company's renovation and retrofit costs. Similarly, the re-opening will coincide with the re-opening of the Moscone Center. The Moscone Center is scheduled to open between December 2002 and February 2003 and the Convention and Visitors Bureau has booked business unto the Moscone Center in March 2003.

        The extended stay hotels, which comprised approximately 35% of TTM EBITDA, experienced a decline in revenue per available room of 6.5% for the quarter and 6.9% year to date. Year to date this market segment has performed the best in terms of revenue per available room versus the prior year. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which experienced a decrease in revenue per available room of 6.1% for the quarter and 6.5% year to date. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of the extended stay portfolio, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of the slowing economy and September 11 with revenue per available room declining 4.9% for the quarter and 5.5% year to date. The Orlando Residence Inn has experienced a decline in revenue per available room of nearly 23.1% for the quarter and 20.8% year to date.

        The limited service hotels, which comprised approximately 27% of TTM EBITDA, experienced a decrease in revenue per available room of 5.9% in the quarter and 7.5% year to date. Seventeen of the twenty-six limited service hotels are Hampton Inns that experienced a decline in revenue per available room of 4.4% for the quarter and 4.9% year to date. These results compare favorably to the full service and extended stay portfolio due to the lagging economy that translated into guests trading down in price points to stay at limited service hotels.

Expenses

        Total operating expenses decreased $2.1 million for the quarter and $70.2 million year to date due primarily to the lease termination expense of $65.5 million in the first and second quarters of 2001. Excluding lease termination expense for the quarter, operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 6.5 points to 20.2% from 26.7%, driven by the decrease in revenue of 11.1%. Excluding lease termination expense year to date, operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 8.1 points to 17.2% from 25.3%, driven by the decrease in revenue of 14.7%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 7.4% to $12.9 million from $14.0 million for the quarter and 9.5% to $25.0 million from $27.6 million year to date; however, as a percentage of total hotel revenue (excluding deferred revenue), hotel operating expenses increased to 23.9% in 2002 versus 22.9% in 2001 for the quarter and to 24.4% in 2002 versus 23.0% in 2001 for the year. The increased percentage was driven mostly by the sharp decline in revenue, as the cost reductions that were implemented in 2001 could not fully recover the loss in revenue.

        Property operating costs decreased $0.2 million or 4.0% for the quarter due to a decrease both in energy and marketing costs of $0.1 million, respectively. Marketing expenses have remained flat year to date.    Year to date property operating costs decreased $0.7 million or 6.0% due primarily to a decrease in energy costs of $0.5 million or 10.9% and complimentary guest services of $0.2 million or 8.1%. Energy costs have decreased across the Company's entire portfolio with a substantial portion of the decrease coming from our California properties. Energy costs at the ten California properties, energy costs decreased $0.2 million or 14.5% for the year. Energy costs in California were higher in the first half of 2001 due to the well-publicized energy crisis in that state. The decrease in complimentary guest services is attributable to the decrease in business travelers.

        Property taxes, insurance and other expenses increased $0.3 million or 9.6% for the quarter driven primarily by an increase in earthquake and property insurance of $0.2 million and personal property taxes of $0.1 million. Year to date expenses increased $0.4 million or 6.4%, of which $0.3 million relates to an increase in insurance costs and $0.1 million to personal property taxes.

        Franchise costs decreased $0.2 million or 5.0% for the quarter and $0.8 million or 8.7% year to date due primarily to the respective quarterly and year to date decrease in hotel revenue of 11.1% and 14.7%, respectively.

        Maintenance and repair costs decreased $0.1 million or 4.4% for the quarter and $0.4 million or 7.4% year to date. These decreases are due to the decrease in occupancy at our hotels of 4.5% for the quarter and 7.2% year to date.

        Management fees have decreased $0.3 million or 17.1% for the quarter and $0.4 million or 12.3% year to date due primarily to the decrease in revenues. Management fees have remained flat at 2.4% to 2.5% of total hotel revenue in 2002 and 2001.

        Depreciation increased to $7.6 million from $7.5 million for the quarter and is up slightly for the year. The Company expected depreciation to level off after the substantial capital expenditures made in prior years.

        Lease termination costs of $65.5 million in 2001 represented the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

        Amortization of franchise fees and unearned compensation is down slightly for the quarter and down $0.1 million year to date due to the decrease in the amortization of certain employee restricted stock awards which fully vested in October, 2001.

        General and administrative expenses are unchanged for the quarter and have decreased $0.3 million or 2.8% year to date due primarily to austerity programs implemented in the second and third quarters of 2001 at both the hotels and corporate headquarters aimed at reducing these expenses.

        Debt extinguishment and swap termination costs of $10.1 million are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt.

        Amortization on loan origination costs have increased $0.1 million for the quarter and year to date due to the amortization of costs associated with issuance of the $125 million senior notes on February 26, 2002.

        Interest expense increased $0.3 million or 4.7% for the quarter due to the increase in the weighted average interest rate for the quarter on borrowings outstanding from 7.9% in 2001 to 8.7% in 2002 as well as a decrease in the weighted average borrowings outstanding of $16.3 million from $315.0 million to $298.7 million. Year to date interest expense decreased $0.2 million or 1.7% due to the increase in the year to date weighted average interest rate from 7.9% in 2001 to 8.2% in 2002 and a decrease in the weighted average borrowings outstanding of $14.9 million from $320.5 million in 2001 to $305.6 million in 2002.

        Minority interest in income (loss) of Operating Partnership decreased $0.6 million for the quarter and $1.1 million year to date due to the decrease in the net income applicable to common shareholders, before minority interest, of $8.3 million for the quarter and a decrease in the net loss of $11.5 million year to date.

        Loss (gain) on sale of assets relates primarily to the sale of the Company's interest in an unconsolidated partnership for approximately $1.1 million in the first quarter of 2002.

        Benefit from income taxes decreased $24.1 million year to date as a result of the Hilton lease termination in the first quarter of 2001.

Net income (loss) applicable to common shareholders

        For the quarter, net income applicable to common shareholders decreased $7.8 million for the quarter from $8.9 million in 2001 to $1.1 million in 2002. The decrease is attributable to the decrease in operating income of $4.7 million, the gain on sale of assets in 2001 of $1.2 million and the loss on the redemption of the Series B Preferred Stock of $1.9 million in June, 2002. Year to date net loss applicable to common shareholders was $(7.2) million and $(17.6) million in 2002 and 2001, respectively. The $10.4 million decrease of net loss is attributable primarily to the increase in operating income of $52.8 million, offset by the decrease in benefit from income taxes of $24.1 million, the gain on the redemption of the Series A Preferred Stock in 2001of $5.1 million, the loss on redemption of the Series B Preferred Stock in 2002 of $1.9 million, the year on year decrease in the minority interest benefit of $1.1 million and the debt extinguishment and swap termination costs of $10.1 million in 2002.

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

        The following details the computation of recurring FFO for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Net income (loss)	$3,769	$9,641	$(3,779)	$(21,183)
Minority interest in Operating Partnership	119	687	(676)	(1,759)
Deferred revenue	491	457	1,503	1,736
Depreciation	7,612	7,483	14,933	14,877
Debt extinguishment and swap termination costs			10,122
Gain on sale of assets	10	(1,200)	(962)	(1,200)
Hilton lease termination		600		65,496
Deferred income tax provision (benefit)	130	32	(380)	(24,499)
Preferred stock dividends	(781)	(782)	(1,562)	(1,562)

Recurring FFO	$11,350	$16,918	$19,199	$31,906

Weighted average common shares, partnership units and potential dilutive shares outstanding	29,676	27,474	29,013	27,452

        The following details the computation of EBITDA for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Recurring FFO	$11,350	$16,918	$19,199	$31,906
Interest expense	6,511	6,216	12,555	12,772
Amortization	739	707	1,415	1,410
Current income taxes		(52)
Preferred stock dividends	781	782	1,562	1,562

EBITDA	$19,381	$24,571	$34,731	$47,650

Liquidity and Capital Resources

        The Company's principal source of liquidity to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the six months ended June 30, 2002, cash flow provided by operating activities was $19.2 million. The Company believes that cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets as market conditions permit. At June 30, 2002, the Company had $10.5 million of cash and cash equivalents and had borrowed $9.3 million under its $140.0 million Line of Credit, subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value from time to time may be less than the maximum $140 million.

        The following details the Company's debt outstanding at June 30, 2002 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at June 30, 2002
Line of Credit	$9,250	LIBOR + 200bp	Variable	July 2004	24	$212,932
Senior Notes	125,000	9.75%	Fixed	March 2012	—	—
Mortgage	91,348	7.83%	Fixed	December 2008	10	124,202
Mortgage	18,117	8.22%	Fixed	November 2007	1	43,649
Mortgage	51,065	8.00%	Fixed	August 2010	8	83,470

	$294,780					$464,253

        The interest rate on the Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 3.8% at June 30, 2002. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at June 30, 2002.

        On February 26, 2002, the Operating Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Operating Partnership and are guaranteed by the Company and certain of its subsidiaries. The senior notes contain covenants that could, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. The Company was in compliance with these covenants at June 30, 2002. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company expensed $1.4 million in unamortized debt costs.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At June 30, 2002, approximately 97% of the Company's debt is fixed at a weighted average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations at June 30, 2002 are as follows (in thousands):

Amount
2002	$1,251
2003	2,695
2004	12,138
2005	3,161
2006	3,424
Thereafter	272,111

$294,780

        In addition to the above principal payment of debt obligations as of June 30, 2002, the Company had a $2.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not significant.

        Certain significant credit statistics at June 30, 2002 are as follows:

  •
  Trailing twelve month interest coverage ratio of 2.8x

  •
  Total debt to EBITDA of 4.3x

  •
  Weighted average maturity of fixed rate debt of 8.1 years

  •
  Fixed interest rate debt equal to 97% of total debt

  •
  Debt equal to 36% of investment in hotel properties, at cost

        During the six months ended June 30, 2002, the Company spent $4.6 million on capital improvements to its hotels. Because of the Company's recent decision to retrofit the Hotel Rex beginning in 2002 versus 2003, the Company now expects to spend approximately $10.5 million on capital improvements to its hotels in 2002 ($9 million previously), which the Company is expected to fund from cash generated from operations and borrowings under the Line of Credit. In addition, the Company is considering rebranding two of its hotels. The Company estimates the cost of rebranding these two hotels will be approximately $5 million. The rebrandings are not expected to occur in 2002.

        The Company expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the line of credit. Borrowings under the line of credit bear interest at a floating rate based upon (and including spreads over), at our option, LIBOR or the Prime Rate. The line of credit also has various financial and other covenants. At June 30, 2002, the Company had $100.5 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Company's ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company's control. If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, the Company may have to undertake alternative financing plans. The Company cannot assume that completion of any such alternative financing plans will be possible. The Company's inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

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

Insurance

        The Company has obtained property and casualty insurance with loss limits and coverages deemed reasonable by management (and as may be required by the Company's lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the Company against insurable losses (i.e., our losses may exceed our coverage limits), that the Company will not incur losses from risks that are not insurable (i.e., losses from war, nuclear or biological terrorism, riots, etc.) or that are not economically insurable, or that current coverages will continue to be available at reasonable rates. We believe that our current "all-risk" property coverages insure against certain damages from terrorism, but it is possible that our carriers would challenge our right to coverage or the applicable limits in the event we made a claim based on a terrorist event. In July, 2002, these policies were renewed but now contain terrorism exclusions. In that event, one or more of our lenders may require that we carry terrorism-specific insurance. We may not be able to obtain terrorism insurance, to obtain it with policy limits and terms (including deductibles) that satisfy us or our lenders, or to obtain it at an economically justifiable price. If we cannot satisfy a lenders' insurance requirements in any respect, including but not limited to terrorism coverage, the lender could declare a default. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse affect on our results of operations and ability to obtain future financing. Likewise, one or more large uninsured or underinsured losses could have a material adverse affect on us. We currently believe, given our discussions with participants in the insurance markets (which are in flux and subject to frequent change), and the nature, physical characteristics and locations of our assets, that we have customary and adequate coverages, including for certain terrorism-related losses, under our current insurance policies.

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

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowing under its line of credit. If interest rates increased by 25 basis points, quarterly and year to date interest expense would have increased by approximately $8 thousand and $15 thousand, respectively based on balances outstanding during the three and six months ended June 30, 2002.

        The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At June 30, 2002, the Company had outstanding total indebtedness of approximately $294.8 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 97% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at June 30, 2002. On February 26, 2002, the Company terminated its two interest rate swap agreements for approximately $3.2 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

        The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at June 30, 2002, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2002. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at June 30, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.3%, which consists of the 7-year treasury of 4.3% as of June 30, 2002, plus 200 basis points.

Expected Principal Cash Flows
(in thousands)

Liabilities	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value Total
Long-Term Debt:
Fixed Rate	$1,251	$2,695	$2,888	$3,161	$3,424	$272,111	$285,530	$316,304
Average Interest Rate	8.72%	8.72%	8.72%	8.72%	8.72%	8.72%
Variable Rate		—	$9,250	—	—	—	$9,250	$9,250
Average Interest Rate			3.90%

        The table incorporates only those exposures that exist as of June 30, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

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

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        On May 2, 2002, the annual meeting of shareholders was held to elect three Class III directors to serve on the Board of Directors until the annual meeting of shareholders in 2005 as well as elect PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

        The shareholders voted to elect the following three directors:

Class III Directors:	Votes For	Votes Withheld
Robert M. Solmson	20,783,795	3,804,493
R. Lee Jenkins	24,235,513	352,975
Karl Matthies	24,262,297	325,991

        The following directors' terms of office continued after the meeting:

        Class II Directors (terms expiring in 2003)—Michael S. Starnes, John W. Stokes, Jr. and Richard Reiss, Jr.

        Class I Directors (terms expiring in 2004)—Bruce E. Campbell, Jr., H. Lance Forsdick, Sr., Randy L. Churchey

        The shareholders voted to elect PricewaterhouseCoopers with a total of 23,987,487 shares voted for, 574,940 shares voted withheld and 25,861 shares abstained from voting.

ITEM 6b. Reports on Form 8-K

  •
  May 2, 2002—Report of the issuance of a press release announcing the Company's operating results for the first quarter ended March 31, 2002.

  •
  June 28, 2002—Report of the issuance of a press release announcing lower second quarter 2002 earnings guidance and affirmation or dividend.

  •
  August 1, 2002—Report of the issuance of a press release announcing the Company's operating results for the second quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS HOTEL INVESTORS, INC.
August 6, 2002 Date	/s/ DENNIS M. CRAVEN Dennis M. Craven, Vice President & Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

RFS HOTEL INVESTORS, INC. INDEX
RFS HOTEL INVESTORS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (in thousands, except per share data) (unaudited)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (in thousands) (unaudited)
RFS HOTEL INVESTORS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
PART II—OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6b. Reports on Form 8-K
SIGNATURES